Form 10-Q
period 1996-03-31
PLATINUM TECHNOLOGY INC
filed 1996-05-15
CIK 825703

                                 UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:  March 31, 1996

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from           to            .

                     Commission file Number : 0-19058

                         PLATINUM technology, inc.
          (Exact name of registrant as specified in its charter)


                DELAWARE                                 36-3509662
    (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)


           1815 SOUTH MEYERS ROAD, OAKBROOK TERRACE, ILLINOIS 60181
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code: (708) 620-5000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___

     As of May 13, 1996, there were outstanding 55,190,024 shares of common stock, par value $.001, of the registrant.

                  PLATINUM technology, inc. and subsidiaries

                      QUARTER ENDED MARCH 31, 1996

                                 INDEX

                                                                    PAGE
PART I - FINANCIAL INFORMATION

     Item 1.        Financial Statements

               Independent Auditors' Review Report                     3

               Consolidated Balance Sheets
                  as of March 31, 1996 (unaudited)
                  and December 31, 1995                                4

               Consolidated Statements of Operations
                  for the three months ended
                  March 31, 1996 (unaudited)
                  and 1995 (unaudited)                                 5

               Consolidated Statements of Cash Flows
                  for the three months ended March 31,
                  1996 (unaudited) and 1995 (unaudited)                6

               Notes to Consolidated Financial Statements            7-8

     Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations         9-13


PART II - OTHER INFORMATION

     Item 1.     Legal proceedings                                     14

     Item 6.     Exhibits and Reports on Form 8-K                      14


SIGNATURES                                                             15

                    Independent Auditors' Review Report

The Board of Directors
PLATINUM technology, inc.;

We have reviewed the consolidated balance sheet of PLATINUM technology, inc, and subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above, for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the supplemental consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of December 31, 1995, and the related supplemental consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       KPMG Peat Marwick LLP
Chicago, Illinois
May 14, 1996

                   PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

                            PLATINUM technology, inc. and subsidiaries

                                     CONSOLIDATED BALANCE SHEETS
                              (in thousands, except per share amounts)


                                                                        March 31,        December 31,
                                                                          1996              1995 *
                                                                      (unaudited)
                                                                      ------------      -------------
               ASSETS
 Current assets:

   Cash and cash equivalents                                          $     74,588      $     111,847
   Short-term investment securities                                         14,634              7,802
   Trade accounts receivable, net of allowances of $2,479 and $2,695       104,176            115,876
   Installment accounts receivable                                          13,533              6,058
   Accrued interest and other current expenses                               7,830             10,545
   Refundable income taxes                                                     409                355
                                                                      ------------      -------------
       Total current assets                                                215,170            252,483
                                                                      ------------      -------------
Non-current investment securities                                            4,132             13,126
Property and equipment                                                      56,402             51,004
Purchased and developed software                                            58,348             52,268
Excess of cost over net assets acquired, net of accumulated
 amortization of  $6,400 and $5,100                                         36,149             35,494
Other assets                                                                47,705             33,813
                                                                      ------------      -------------
                                                                      $    417,906      $     438,188
                                                                      ------------      -------------
                                                                      ------------      -------------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Acquisition-related payables                                       $     12,696      $      12,518
   Income taxes payable                                                        511              1,068
   Accounts payable                                                         15,059             16,001
   Accrued commissions and bonuses                                           6,356              8,598
   Accrued royalties                                                         1,788              1,637
   Other accrued liabilities                                                28,793             27,700
   Current maturities of long-term obligations                                 715              1,313
   Deferred revenue                                                         57,812             56,969
                                                                      ------------      -------------
     Total current liabilities                                             123,730            125,804
                                                                      ------------      -------------
Acquisition-related payables                                                 8,026              9,756
Deferred revenue                                                             6,528              3,795
Deferred rent                                                                8,676              8,795
Long-term obligations, net of current maturities                               877              1,586

Stockholders' equity:
  Class II preferred stock, $.01 par value.
   Authorized 10,000, none outstanding.                                          -                  -
  Common stock, $.001 par value. Authorized 120,000, issued and
     outstanding 55,068 and 53,194                                              55                 53
  Paid-in capital                                                          439,477            433,103
  Notes receivable                                                            (315)              (515)
  Accumulated deficit                                                     (169,165)          (144,662)
  Foreign currency translation adjustment                                       17                473
                                                                      ------------      -------------
     Total stockholders' equity                                            270,069            288,452
                                                                      ------------      -------------
                                                                      $    417,906      $     438,188
                                                                      ------------      -------------
                                                                      ------------      -------------

* The consolidated balance sheet as of December 31, 1995 has been restated to give retroactive effect for mergers accounted for using the pooling-of-interests method.

         See accompanying notes to consolidated financial statements.

              PLATINUM technology, inc. and subsidiaries
                CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts)
                             (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    -------------------------
                                                                         1996       1995*
                                                                    -----------   -----------
Revenues:
       Software products                                            $    39,355   $    29,891
       Maintenance                                                       22,536        17,360
       Professional services                                             20,580        15,809
                                                                    -----------   -----------
                                                                         82,471        63,060
                                                                    -----------   -----------
Costs and expenses:
       Professional services                                             18,750        14,367
       Product development and support                                   37,690        17,740
       Sales and marketing                                               37,167        22,557
       General and administrative                                         8,472         6,915
       Merger costs                                                       5,714             -
       Acquired in-process technology                                     7,005        18,799
                                                                    -----------   -----------
                                                                        114,798        80,378
                                                                    -----------   -----------
Operating loss                                                          (32,327)      (17,318)
Other income                                                                544         1,346
                                                                    -----------  -----------
Loss before income taxes                                                (31,783)      (15,972)
Income taxes                                                             (7,279)       (1,966)
                                                                    -----------   -----------
Net loss                                                            $   (24,504)  $   (14,006)
                                                                    -----------   -----------
                                                                    -----------   -----------
Net loss per share                                                  $     (0.45)  $     (0.34)
                                                                    -----------   -----------
                                                                    -----------   -----------
Shares used in computing per share amounts                               54,915        40,738
                                                                    -----------   -----------
                                                                    -----------   -----------

* Results for the three months ended March 31, 1995, are restated for mergers accounted for using the pooling-of-interests method of accounting.

         See accompanying notes to consolidated financial statements.

                PLATINUM technology, inc. and subsidiaries
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                               (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                             1996       1995*
                                                         --------     ---------
Cash flows from operating activities:
  Net loss                                               $(24,504)    $ (14,006)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                        7,216         3,183
       Acquired in-process technology                       7,005        18,799
Changes in assets and liabilities, net of acquisitions:
  Accounts receivable                                        (141)        7,582
  Deferred income taxes                                    (7,681)           51
  Accrued interest and other current assets                 2,791        (1,309)
  Accounts payable                                         (1,038)        1,788
  Accrued liabilities                                      (1,868)       (5,664)
  Deferred revenue                                          2,727          (965)
  Income taxes payable                                       (611)       (1,309)
  Other                                                      (438)          (97)
                                                         --------     ---------
        Net cash provided by (used in)
          operating activities                            (16,542)        8,053
                                                         --------     ---------
Cash flows from investing activities:
  Purchases of investment securities                      (12,009)      (17,484)
  Sales of investment securities                            2,071         8,876
  Maturities of investment securities                      12,100         1,982
  Purchases of property and equipment                      (8,266)       (9,495)
  Capitalized software development costs                   (7,995)       (3,294)
  Payments for acquisitions                                (4,834)      (24,261)
  Other assets                                             (1,206)         (122)
                                                         --------     ---------
              Net cash used in investing activities       (20,139)      (43,798)
                                                         --------     ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options                     593           115
  Short-term borrowings                                     1,000            72
  Payments on borrowings                                   (2,371)         (250)
  Other                                                       200             -
                                                         --------     ---------
              Net cash used in financing activities          (578)          (63)
                                                         --------     ---------
Adjustment to conform fiscal years of pooled businesses         -          (259)
                                                         --------     ---------
Net decrease in cash and cash equivalents                 (37,259)      (36,067)
Cash and cash equivalents at beginning of year            111,847        78,458
                                                         --------     ---------
Cash and cash equivalents at end of year                 $ 74,588     $  42,391
                                                         --------     ---------
                                                         --------     ---------

*Cash flows for the three months ended March 31, 1995, are restated for mergers accounted for using the pooling-of-interests method of accounting.

See accompanying notes to consolidated financial statements.

              PLATINUM technology, inc. and subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Because the Company's acquisitions of Prodea Software Corporation (Prodea), Paradigm Systems Corporation (Paradigm), and Axis Systems International, Inc. (Axis) during the first quarter of 1996 are being treated as poolings of interests for accounting purposes, all consolidated financial statements for the periods prior to the acquisitions have been restated to include the assets, liabilities and operating results of these companies (See "Business Combinations" at Note 3). All intercompany accounts and transactions have been eliminated.

     These consolidated financial statements should be read in conjunction with the Company's audited supplemental consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-3, as amended, Registration No. 333-00274, as filed with the Securities and Exchange Commission. The supplemental consolidated financial statements become the historical financial statements of the Company upon the filing of this Form 10-Q.

NOTE 2 - EARNINGS PER SHARE

     Net loss per share is based on the weighted average number of shares outstanding and does not include the effect of unexercised stock options.

NOTE 3 - BUSINESS COMBINATIONS

     On January 17, 1996, the Company acquired all of the outstanding capital stock of Advanced Systems Technologies, Inc. (AST), a developer of performance management tools, in exchange for approximately $6,000,000 (344,640 shares) of the Company's common stock. This acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the first quarter of 1996.

     On February 8, 1996, the Company acquired all of the outstanding capital stock of Prodea Software Corporation (Prodea), a leading provider of data warehousing and business intelligence tools, in exchange for 2,126,913 shares of common stock. In addition, the Company assumed stock options which converted into options to purchase 212,426 shares of common stock.

     On March 26, 1996, the Company acquired all of the outstanding capital stock of Paradigm Systems Corporation (Paradigm), a leading provider of professional services, in exchange for 762,502 shares of common stock. In addition, the Company assumed stock options which converted into options to purchase 55,228 shares of common stock.

     On March 29, 1996, the Company acquired all of the outstanding capital stock of Axis Systems International, Inc. (Axis), a leading provider of professional services, in exchange for 319,925 shares of common stock. In addition, the Company assumed stock options which converted into options to purchase 59,986 shares of common stock.

     The Company incurred significant costs and expenses in connection with these acquisitions, including investment banking and other professional fees, employees' severance and various other expenses. These costs were expensed in the first quarter of 1996.

     The acquisitions of Prodea, Paradigm, and Axis were accounted for as poolings of interests. The following unaudited information reconciles total revenues and net income (loss) of PLATINUM technology, inc. as previously reported in the Company's annual report on Form 10-K with the amounts presented in the accompanying unaudited statements of operations for the three months ended March 31, 1995, as well as the separate results of operations for the three months ended March 31, 1996 of the acquired companies during the periods preceeding their acquisition. The 1996 results presented for Prodea represent the one month ended January 31, 1996. The 1996 results for Paradigm and Axis are for the three months ended March 31, 1996.

                       Three months ended                    Three months ended
                         March 31, 1996                        March 31, 1995
                  ------------------------------        -------------------------------
                  Revenues     Net Income (loss)        Revenues      Net Income (loss)
                  --------     -----------------        --------     ------------------
PLATINUM (1)                                             $55,481              $(14,438)
Prodea              $   40                $(264)           1,463                   284
Paradigm             3,837                  261            4,261                    44
Axis                 1,844                  112            1,855                   104
                                                         -------              --------
Total                                                    $63,060              $(14,006)
                                                         -------              --------
                                                         -------              --------

(1) Represents the historical results of PLATINUM technology, inc. without considering the effect of the poolings of interests transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The Consolidated Statements of Operations give retroactive effect to the acquisitions of Prodea Software Corporation, as of February 8, 1996, Paradigm Systems Corporation as of March 26, 1996, and Axis Systems International as of March 29, 1996, each of which was accounted for using the pooling-of-interests method, and as a result, the results of operations are presented as if the combining companies had been consolidated for all periods presented.


                                       PERCENTAGE OF TOTAL REVENUE
                                       ---------------------------
                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                       ---------------------------
                                            1996           1995
                                       --------------  -----------
Statement Of Operations Data:

Revenues:

    Software products                          48%            47%
    Maintenance                                27             28
    Professional services                      25             25
                                       --------------  -----------
         Total revenues                       100            100
                                       --------------  -----------

Costs and expenses:
    Professional  services                     23             23
    Product development and support            46             28
    Sales and marketing                        45             36
    General and administrative                 10             11
    Merger costs                                7              -
    Acquired in-process technology              8             29
                                       --------------  -----------
         Total costs and expenses             139            127
                                       --------------  -----------
Operating loss                                (39)           (27)
Other income                                    1              2
                                       --------------  -----------
Loss before income taxes                      (38)           (25)
Income taxes                                   (8)            (3)
                                       --------------  -----------
Net loss                                      (30)%          (22)%
                                       --------------  -----------

REVENUES

     The Company's revenues currently are derived from three sources: 1) license fees for licensing the Company's proprietary software products, 2) maintenance fees for maintaining, supporting, and providing current upgrades of the Company's software products, and 3) revenues from the Company's professional services business. Total revenues for the first quarter of 1996 were $82,471,000, an increase of $19,411,000, or 31%, as compared to $63,060,000, for the same period in 1995.

     Revenues from customers in North America, as a percentage of total revenues, represented 77% and 78%, for the first quarter of 1996 and 1995, respectively. North America revenue is generated primarily by the Company's direct sales force and telemarketing organization.

          Revenue from international customers, as a percentage of total revenues, represented 23% and 22%, for the first quarter of 1996 and 1995, respectively. International revenue is generated primarily by the Company's subsidiaries and by PLATINUM international affiliates, which are organizations that contract with the Company to support and promote the Company's software products and professional services.

     SOFTWARE PRODUCTS. Software products revenue for the first quarter of 1996 was $39,355,000 an increase of $9,464,000, or 32%, as compared to $29,891,000 for the first quarter of 1995. The growth in software products revenue is primarily in the categories of database management, systems management, and business intelligence, and is primarily attributable to the continued marketplace acceptance of its products, as well as the Company's aggressive expansion of its sales and marketing efforts.

     MAINTENANCE. Maintenance revenue for the first quarter of 1996 was $22,536,000, an increase of $5,176,000, or 30%, as compared to $17,360,000 for the first quarter of 1995. The growth in maintenance revenue is primarily in the categories of database management, systems management, and data warehousing. The increase in maintenance revenue is primarily attributable to the expansion of the installed customer base, which supports recurring fees for maintenance, and increased revenues associated with first year maintenance fees implicit in certain license sales. Management believes maintenance revenue should continue to increase as the installed base of the Company's software products increases and matures and as software product license revenue increases.

     PROFESSIONAL SERVICES. Professional services revenue is revenue associated with the Company's consulting services business and educational programs. Professional services revenue for the first quarter of 1996 was $20,580,000, an increase of $4,771,000, or 30%, as compared to $15,809,000 for the first quarter of 1995. The growth in revenue is due primarily to the expansion in professional services personnel, as well as the addition of established consulting practices through various acquisitions.

COSTS AND EXPENSES

     Total expenses for the first quarter of 1996, excluding merger costs and acquired in-process technology costs, were $102,079,000, an increase of $40,500,000 or 66%, compared to $61,579,000 for the first quarter of 1995. During the first quarter of 1996, the Company continued to incur significant costs in supporting its open enterprise development laboratories and in building the infrastructure to support the significantly larger Company that is the result of the recent acquisitions. These costs were associated with the hiring of product developers, technical writers, and in-house and field technical support personnel; expanding the inside and outside sales forces; informing customers of the Company's technical strategy; training all personnel in open systems issues and new products; accelerated hiring of key management personnel; and augmenting internal support systems. Management believes that these investments were required in order to fully exploit the market opportunity for the products from the acquired companies and to adequately manage the significantly larger Company.

     PROFESSIONAL SERVICES. Costs of professional services for the first quarter of 1996 were $18,750,000, an increase of $4,383,000, or 31%, as compared to $14,367,000 for the first quarter of 1995. Professional services expenses as a percentage of the related revenue were 91% in the first three months of 1996 and 1995. The increase in these expenses is related to salaries and other direct employment expenses as a result of the Company's rapid hiring to support this business.

     PRODUCT DEVELOPMENT AND SUPPORT. Product development and support expenses for the first quarter of 1996 were $37,690,000, an increase of $19,950,000, or 112%, as compared to $17,740,000 for the first quarter of 1995. Product development and support expenses as a percentage of total revenues for the first quarter of 1996 were 46% as compared to 28% for the same period in 1995. The increase in these expenses is primarily attributable to the hiring of additional product developers, in-house as well as field technical support personnel and technical writers; increased allocated charges for office space and overhead; and increased hardware and software costs relating to the product development effort. Also contributing to the increase was higher bonus and royalty expenses associated with increased software products revenue.

     The Company is investing heavily in the development of systems software products for enterprise-wide information systems that integrate mainframes, minicomputers, workstations, PC's, and client/server networks. As a result, the Company expects that significant hiring of development and support personnel will continue. The Company believes that these actions are required in order to strengthen its competitive position in the open enterprise marketplace, enhance existing products, and satisfactorily support the Company's growing customer base.

     For the first quarter of 1996 and 1995, the Company capitalized $5,513,000 and $2,568,000 respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86.

     SALES AND MARKETING. Sales and marketing expenses for the first quarter of 1996 were $37,167,000, an increase of $14,610,000, or 65%, as compared to $22,557,000 for the first quarter of 1995. Sales and marketing expenses as a percentage of total revenue for the first quarter of 1996 were 45% as compared to 36% for the same period in 1995. The increase in expenses as a percentage of total revenue for the first quarter of 1996, as compared to the first quarter in 1995, is primarily attributable to costs associated with the significant expansion of the outside sales force, and telemarketing organizations in the U.S. and in international subsidiaries. Also contributing to the increase were higher commission expense associated with the 32% increase in software product revenue, increased product marketing costs associated with an expanded product line, increased costs related to travel by the expanded outside sales force, higher costs for sponsorship of seminars and user groups, and increased allocated charges for office space and overhead. The Company believes the large investment in sales and marketing was necessary in order to build the sales organization required to distribute the Company's expanded product line and exploit significant new market opportunities.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1996 were $8,472,000, an increase of $1,557,000, or 23%, as compared to $6,915,000 for the first quarter of 1995. General and administrative expenses as a percentage of total revenues for the first quarter of 1996 were 10% as compared to 11% for the same period in 1995. The increase in these expenses is primarily related to salaries and other direct employment expenses attributable to an expanded administrative staff. Also contributing to the increase was amortization of costs in excess of net assets acquired related to the Company's acquisitions accounted for as purchases and increased professional fees.

     MERGER COSTS. Merger costs were $5,714,000 for the three months ended March 31, 1996. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities, write downs of certain assets and various other expenses. The Company expects to continue to incur such costs and expenses in connection with possible future mergers.

These costs will be expensed in the period in which the transactions are consummated.

     ACQUIRED IN-PROCESS TECHNOLOGY. Acquired in-process technology costs for the three months ended March 31, 1996 were $7,005,000. These costs relate to acquisitions accounted for under the purchase method.

     Acquired in-process technology costs incurred in the first quarter of 1996 relate primarily to the acquisition of Advanced Systems Technologies, Inc. Prior to completing this acquisition, the Company conducted reviews which included the evaluation of existing products and of research and development in process (projects that had not reached technological and economic feasibility and had no alternative future use to the Company). The Company also conducted reviews of customers and financial and other matters, in order to determine fair market value. This acquisition was completed primarily for the research and development in process, and was not completed for the existing earnings, cash flow or net assets. All of the acquired in-process research and development represents unique and emerging technologies, the application of which is limited to the Company's open enterprise systems software strategy. Accordingly, these acquired technologies have no alternative future use. The Company believes it has budgeted adequate research and development resources to complete the contemplated projects over time periods ranging from six to eighteen months from the date of acquisition. The Company expects to continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated.

OTHER INCOME

     Other income for the first quarter of 1996 was $544,000, a decrease of $802,000, or 60%, as compared to $1,346,000 for the first quarter of 1995. The decrease in other income is primarily attributable to the costs associated with accounts receivable sold during the first quarter of 1996.

INCOME TAXES

     The effective tax rate for the first quarter of 1996, excluding the tax effect of charges for acquired in-process technology relating to certain acquisitions, was 33%. This compares to an effective tax rate of 34% for the same period in 1995. The Company reported an income tax benefit of $7,279,000, on a pre-tax loss of $31,783,000, for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company held approximately $93,354,000 of cash, cash equivalents, and investments as compared to $132,775,000 as of December 31, 1995. The decrease from December 31, 1995 to March 31, 1996 is primarily attributable to approximately $16,542,000 used in operations, approximately $4,834,000 in payments relating to acquisitions and approximately $8,266,000 in capital expenditures.

     The Company had trade and installment accounts receivable, net of allowances, of $126,999,000 and $126,539,000 at March 31, 1996 and December 31, 1995, respectively. Total trade and installment receivables include non-current installment receivables which are classified in other assets in the consolidated balance sheets. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period. The Company closely monitors its accounts receivable and has never experienced significant losses relating to collectibility.

     The Company had long-term acquisition-related payables of $8,026,000 and $9,756,000 as of March 31, 1996 and December 31, 1995, respectively. The Company has secured and unsecured bank lines of credit totaling $27,000,000, under which borrowings bear interest at rates ranging from approximately the bank's prime rate to the bank's prime rate plus 1%. As of May 13, 1996, the Company had approximately $1,000,000 of short-term borrowings under these lines of credit, bearing interest at the bank's prime rate. These borrowings were used for general corporate purposes, including short-term working capital requirements and acquisition-related payments. The Company is in the process of increasing its lines of credit.

     The Company's sources of liquidity have traditionally been cash generated from operations and funds from capital markets, including bank facilities. The Company believes the funding available to it from these sources will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's capital requirements are dependent on management's business plans regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change, based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions, and the conditions of financial markets.

SAFE HARBOR PROVISION

The statements contained in this MD&A that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual consolidated results for 1996 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company, including without limitation, the maturation and success of the Company's new open enterprise systems strategy, risks inherent in conducting international business, general economic and business conditions, charges and costs related to acquisitions, and the ability of the Company to: develop and market existing and acquired products for the open enterprise systems market; successfully integrate its acquired products, services and businesses; adjust to changes in technology, customer preferences, enhanced competition and new competitors in the open systems, systems software and professional services markets; and maintain or enhance its relationships with relational database vendors.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

TRANSACTION MANAGEMENT TECHNOLOGIES, INC., MAXIMILIAN J. WINTERS, JR. AND THE MAX J. WINTERS, JR. TRUST V. PLATINUM TECHNOLOGY, INC.

     Transaction Management Technologies, Inc., Maximilian J. Winters, Jr. and the Max J. Winters, Jr. Trust ("Claimants") filed a demand for arbitration on August 18, 1995 against the Company. Claimants' charges relate to the parties' agreement relating to Integrator products (the "Agreement") including: (1) the Company's failure to use best efforts to market the Integrator products; (2) breach of fiduciary duties; (3) fraud in the inducement and performance of the Agreement, and (4) other related wrongs. Claimants sought to rescind the Agreement and related agreements and sought rescissory and punitive damages of $100,000,000, possible compensatory damages of at least $20,000,000, attorney's fees and arbitration costs. On September 11, 1995, the parties selected a single neutral arbitrator in the case and engaged in discovery. On April 22, 1996, Claimants and the Company settled the action and dismissed the arbitration. Claimants were granted a limited, nonexclusive license to use the Integrator products in a noncompetitive manner and received a prepayment of royalties in an amount which the Company considers immaterial.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         A.    Exhibits

               Exhibit 15 - Acknowledgment of Independent Certified Public Accountants Regarding Independent Auditors' Review Report

               Exhibit 27 - Financial Data Schedule

         B.    Reports on Form 8-K

       The Company filed a Current Report on Form 8-K, dated February 16, 1996, (as amended by Form 8-K/A filed April 4, 1996) to report the Company's acquisition of Prodea Software Corporation. Form 8-K, as amended, includes (i) the required financial statements of Prodea for the periods ending December 31, 1995 and 1994 (ii) required pro forma financial information.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PLATINUM TECHNOLOGY, INC.


Date:               May 15, 1996   By:  /s/  Andrew J. Filipowski
                                        -------------------------
                                        Andrew J. Filipowski,
                                        President and Chief Executive Officer


Date:               May 15, 1996   By:  /s/  Michael P. Cullinane
                                        -------------------------
                                        Michael P. Cullinane,
                                        Chief Financial and Accounting Officer