Form 10-Q
period 1996-06-30
PLATINUM TECHNOLOGY INC
filed 1996-08-13
CIK 825703

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 620-5000

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of August 12, 1996, there were outstanding 55,695,274 shares of common stock, par value $.001, of the registrant.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                          PAGE
                                                                          ----
 PART I--FINANCIAL INFORMATION
    Item 1. Financial Statements
            Independent Auditors' Review Report.........................     3
            Consolidated Balance Sheets as of June 30, 1996 (unaudited)
             and December 31, 1995......................................     4
            Consolidated Statements of Operations for the three months and six months ended June 30, 1996 (unaudited) and 1995
             (unaudited)................................................     5
            Consolidated Statements of Cash Flows for the six months
             ended June 30, 1996 (unaudited) and 1995 (unaudited).......     6
            Notes to Consolidated Financial Statements..................     7
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................  8-12
 PART II--OTHER INFORMATION
    Item 4. Submission of Matters to a Vote of Security-Holders.........    13
    Item 6. Exhibits and Reports on Form 8-K............................    14
 SIGNATURES..............................................................   15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
August 13, 1996

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        JUNE 30,   DECEMBER 31,
                        ASSETS                            1996         1995
                        ------                         ----------  ------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents........................... $  53,902    $ 111,847
  Short-term investment securities....................     9,393        7,802
  Trade accounts receivable, net of allowances of
   $2,484 and $2,695..................................   107,477      115,876
  Installment accounts receivable.....................    11,683        6,058
  Accrued interest and other current assets...........     7,589       10,545
  Refundable income taxes.............................       374          355
                                                       ---------    ---------
    Total current assets..............................   190,418      252,483
                                                       ---------    ---------
Noncurrent investment securities......................     5,004       13,126
Property and equipment................................    62,265       51,004
Purchased and developed software......................    64,474       52,268
Excess of cost over net assets acquired, net of
 accumulated amortization of $7,800 and $5,100........    34,778       35,494
Other assets..........................................    56,187       33,813
                                                       ---------    ---------
                                                       $ 413,126    $ 438,188
                                                       =========    =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Acquisition-related payables........................ $   8,738    $  12,518
  Income taxes payable................................       307        1,068
  Accounts payable....................................    14,613       16,001
  Accrued commissions and bonuses.....................     6,427        8,598
  Accrued royalties...................................     2,985        1,637
  Other accrued liabilities...........................    25,109       27,700
  Current maturities of long-term obligations.........     1,629        1,313
  Deferred maintenance................................    56,739       56,969
                                                       ---------    ---------
    Total current liabilities.........................   116,547      125,804
                                                       ---------    ---------
Acquisition-related payables..........................     8,026        9,756
Deferred maintenance..................................    14,270        3,795
Deferred rent.........................................     8,287        8,795
Long-term obligations, net of current maturities......       746        1,586
Stockholders' equity:
  Class II preferred stock, $.01 par value. Authorized
   10,000, none outstanding...........................       --           --
  Common stock, $.001 par value. Authorized 180,000,
   issued and outstanding 55,350 and 53,194...........        55           53
  Paid-in capital.....................................   441,041      433,103
  Notes receivable....................................      (315)        (515)
  Accumulated deficit.................................  (174,956)    (144,662)
  Foreign currency translation adjustment.............      (575)         473
                                                       ---------    ---------
    Total stockholders' equity........................   265,250      288,452
                                                       ---------    ---------
                                                       $ 413,126    $ 438,188
                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           THREE MONTHS
                                              ENDED         SIX MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                         -----------------  ------------------
                                           1996     1995      1996      1995
                                         --------  -------  --------  --------
Revenues:
  Software products..................... $ 52,768  $37,335  $ 92,123  $ 67,226
  Maintenance...........................   25,128   18,215    47,664    35,575
  Professional services.................   22,589   16,246    43,169    32,055
                                         --------  -------  --------  --------
    Total revenues......................  100,485   71,796   182,956   134,856
                                         --------  -------  --------  --------
Costs and expenses:
  Professional services.................   19,172   15,959    38,012    30,326
  Product development and support.......   38,927   20,440    74,431    38,180
  Sales and marketing...................   42,998   28,323    82,255    50,880
  General and administrative............    9,460    7,172    17,918    14,087
  Merger costs..........................      --     2,152     5,782     2,152
  Acquired in-process technology........      --     1,354     7,005    20,153
                                         --------  -------  --------  --------
    Total costs and expenses............  110,557   75,400   225,403   155,778
                                         --------  -------  --------  --------
Operating loss..........................  (10,072)  (3,604)  (42,447)  (20,922)
Other income............................    1,560    1,075     2,104     2,421
                                         --------  -------  --------  --------
Loss before income taxes................   (8,512)  (2,529)  (40,343)  (18,501)
Income taxes............................   (2,721)    (218)  (10,048)   (2,184)
                                         ========  =======  ========  ========
Net loss................................ $ (5,791) $(2,311) $(30,295) $(16,317)
                                         ========  =======  ========  ========
Net loss per share...................... $  (0.10) $ (0.06) $  (0.55) $  (0.40)
                                         ========  =======  ========  ========
Shares used in computing per share
 amounts................................   55,214   41,283    55,085    41,086
                                         ========  =======  ========  ========



          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Cash flows from operating activities:
  Net loss.................................................. $(30,295) $(16,317)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization...........................   15,853     9,048
    Acquired in-process technology..........................    7,005    20,153
Changes in assets and liabilities, net of acquisitions:
  Trade and installment receivables.........................  (47,014)   (6,093)
  Deferred income taxes.....................................  (10,529)      318
  Accrued interest and other current assets.................    3,036    (5,225)
  Accounts payable..........................................   (1,484)    1,886
  Accrued liabilities.......................................   (4,876)    1,054
  Deferred maintenance......................................    9,396     4,115
  Income taxes payable......................................     (780)        7
  Other.....................................................   (1,811)   (5,393)
                                                             --------  --------
      Net cash provided by (used in) operating activities...  (61,499)    3,553
                                                             --------  --------
Cash flows from investing activities:
  Purchases of investment securities........................  (17,765)  (17,484)
  Sales of investment securities............................   10,348    24,811
  Maturities of investment securities.......................   13,948     4,785
  Purchases of property and equipment.......................  (17,315)  (17,521)
  Capitalized software development costs....................  (18,201)   (9,190)
  Payments for acquisitions.................................   (8,792)  (33,745)
  Other assets..............................................   (2,156)   (2,535)
                                                             --------  --------
    Net cash used in investing activities...................  (39,933)  (50,879)
                                                             --------  --------
Cash flows from financing activities:
  Proceeds from the sale of common stock....................       --       178
  Proceeds from exercise of stock options...................    2,157     1,017
  Proceeds from the financing of future revenues and the
   sale of receivables......................................   41,718        --
  Long-term borrowings, net.................................     (588)      568
  Other.....................................................      200        --
                                                             --------  --------
    Net cash provided by financing activities...............   43,487     1,763
                                                             --------  --------
Adjustment to conform fiscal years of pooled businesses.....       --        53
                                                             --------  --------
Net decrease in cash and cash equivalents...................  (57,945)  (45,510)
Cash and cash equivalents at the beginning of the year......  111,847    78,458
                                                             --------  --------
Cash and cash equivalents at the end of the second quarter.. $ 53,902  $ 32,948
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Because the Company's acquisitions of Prodea Software Corporation (Prodea), Paradigm Systems Corporation (Paradigm), and Axis Systems International, Inc. (Axis) during the first quarter of 1996 are being treated as poolings of interests for accounting purposes, all consolidated financial statements for the periods prior to the acquisitions have been restated to include the assets, liabilities, and operating results of these companies (See "Business Combinations" at Note 3). All intercompany accounts and transactions have been eliminated.

  These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, as amended, Registration No. 333-07783, as filed with the Securities and Exchange Commission.

  Certain prior period costs and expenses have been reclassified to conform to the current period presentation.

NOTE 2--EARNINGS PER SHARE

  Net loss per share is based on the weighted average number of shares outstanding and does not include the effect of unexercised stock options.

NOTE 3--BUSINESS COMBINATIONS

  On January 17, 1996, the Company acquired all of the outstanding capital stock of Advanced Systems Technologies, Inc. (AST), a developer of performance management tools, in exchange for approximately $445,000 in cash plus 344,640 shares of the Company's common stock (the "Common Stock"), which had a market value (based upon the trading price on the Nasdaq National Market) of approximately $5,800,000 at the time of the acquisition. This acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the first quarter of 1996.

  On February 8, 1996, the Company acquired all of the outstanding capital stock of Prodea, a leading provider of data warehousing and business intelligence tools, in exchange for 2,126,913 shares of Common Stock. In addition, the Company assumed stock options which converted into options to purchase 212,426 shares of Common Stock.

  On March 26, 1996, the Company acquired all of the outstanding capital stock of Paradigm, a leading provider of Information Technology consulting services, in exchange for 762,503 shares of Common Stock. In addition, the Company assumed stock options which converted into options to purchase 55,228 shares of Common Stock.

  On March 29, 1996, the Company acquired all of the outstanding capital stock of Axis, a leading provider of Information Technology consulting services, in exchange for 319,926 shares of Common Stock. In addition, the Company assumed stock options which converted into options to purchase 59,986 shares of Common Stock.

  The acquisitions of Prodea, Paradigm, and Axis were accounted for as poolings of interests.

  The Company incurred significant costs and expenses in connection with these acquisitions, including investment banking and other professional fees, employees' severance, and various other expenses. These costs were expensed in the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The Consolidated Statements of Operations give retroactive effect to the acquisitions of Prodea Software Corporation as of February 8, 1996, Paradigm Systems Corporation as of March 26, 1996, and Axis Systems International, Inc. as of March 29, 1996, each of which was accounted for using the pooling-of-interests method, and as a result, the results of operations for the three and six months ended June 30, 1996 and 1995 are presented as if the combining companies had been consolidated for all periods presented.

                                                 THREE MONTHS      SIX MONTHS
                                                     ENDED            ENDED
                                                   JUNE 30,         JUNE 30,
                                                 ---------------   ------------
                                                  1996     1995    1996   1995
                                                 ------   ------   -----  -----
STATEMENTS OF OPERATIONS DATA:
  Revenues:
    Software products...........................     53%      52%     50%    50%
    Maintenance.................................     25       25      26     26
    Professional services.......................     22       23      24     24
                                                 ------   ------   -----  -----
      Total revenues:...........................    100      100     100    100
                                                 ------   ------   -----  -----
  Costs and expenses:
    Professional services.......................     19       22      21     23
    Product development and support.............     39       29      40     28
    Sales and marketing.........................     43       39      45     38
    General and administrative..................      9       10      10     10
    Merger costs................................     --        3       3      2
    Acquired in-process technology..............     --        2       4     15
                                                 ------   ------   -----  -----
      Total costs and expenses..................    110      105     123    116
                                                 ------   ------   -----  -----
  Operating loss................................    (10)      (5)    (23)   (16)
  Other income..................................      1        2       1      2
                                                 ------   ------   -----  -----
  Loss before income taxes......................     (9)      (3)    (22)   (14)
  Income taxes..................................      3        *       5      2
                                                 ------   ------   -----  -----
  Net loss......................................    (6)%     (3)%   (17)%  (12)%
                                                 ======   ======   =====  =====

- --------
*Not meaningful.

REVENUES

  The Company's revenues currently are derived from three sources: 1) license fees for licensing the Company's proprietary software products, 2) maintenance fees for maintaining, supporting, and providing current upgrades of the Company's software products, and 3) revenues from the Company's professional services business. Total revenues for the second quarter of 1996 were $100,485,000, an increase of $28,689,000, or 40%, as compared to $71,796,000, for the same period in 1995. Total revenues for the first six months of 1996 were $182,956,000, an increase of $48,100,000, or 36%, as compared to $134,856,000 for the same period in 1995.

  Revenues from customers in North America, as a percentage of total revenues, represented 79% and 82% for the second quarter of 1996 and 1995, respectively, and 78% and 81%, for the first six months of 1996 and 1995, respectively. North America revenue is generated primarily by the Company's direct sales force and telemarketing organization.

  Revenue from international customers, as a percentage of total revenues, represented 21% and 18% for the second quarter of 1996 and 1995, respectively, and 22% and 19% in the first six months of 1996 and 1995, respectively. International revenue is generated primarily by the Company's subsidiaries and by PLATINUM international affiliates, which are organizations that contract with the Company to support and promote the Company's software products and professional services. The Company anticipated that its significant investment in the international market would have yielded higher revenue in the first half of 1996.

  SOFTWARE PRODUCTS. Software products revenue for the second quarter of 1996 was $52,768,000, an increase of $15,433,000, or 41%, as compared to $37,335,000 for the second quarter of 1995. Software products revenue for the first six months of 1996 was $92,123,000, an increase of $24,897,000, or 37%, as compared to $67,226,000 for the first six months of 1995. The growth in software products revenue is primarily in the categories of database management, systems management, business intelligence, and application lifecycle, and is primarily attributable to the continued marketplace acceptance of the Company's products, the aggressive expansion of its sales and marketing efforts, as well as new product offerings.

  MAINTENANCE. Maintenance revenue for the second quarter of 1996 was $25,128,000, an increase of $6,913,000, or 38%, as compared to $18,215,000 for the second quarter of 1995. Maintenance revenue for the first six months of 1996 was $47,664,000, an increase of $12,089,000, or 34%, as compared to
$35,575,000 for the first six months of 1995. The growth in maintenance revenue is primarily in the categories of database management, data warehousing, and systems management. The increase in maintenance revenue is primarily attributable to the expansion of the installed customer base, which supports recurring fees for maintenance, and increased revenues associated with first year maintenance fees implicit in certain license sales. Management believes maintenance revenue should continue to increase as the installed base of the Company's software products increases and matures and as software product license revenue increases.

  PROFESSIONAL SERVICES. Professional services revenue is revenue associated with the Company's consulting services business and educational programs. Professional services revenue for the second quarter of 1996 was $22,589,000, an increase of $6,343,000, or 39%, as compared to $16,246,000 for the second quarter of 1995. Professional services revenue for the first six months of 1996 was $43,169,000, an increase of $11,114,000, or 35%, as compared to
$32,055,000 for the first six months of 1995. The growth in revenue is due primarily to the increase in the number of professional services personnel, as well as the addition of established consulting practices through various acquisitions.

COSTS AND EXPENSES

  Total expenses for the second quarter of 1996, excluding merger costs and acquired in-process technology costs, were $110,557,000, an increase of $38,663,000, or 54%, as compared to $71,894,000 for the second quarter of 1995. Total expenses for the six months ended June 30, 1996, excluding merger costs and acquired in-process technology costs, were $212,616,000, an increase of $79,143,000 or 59%, as compared to $133,473,000 for the six months ended June 30, 1995. Total expenses, excluding merger costs and acquired in-process technology costs, as a percentage of total revenues for the second quarter and first six months of 1996 were 110% and 116%, respectively, as compared to 100% and 99% for the same periods in 1995. During the first six months of 1996, the Company continued to incur significant costs in supporting its open enterprise development laboratories and in building the infrastructure to support the significantly larger Company that is the result of the recent acquisitions. These costs were associated with the hiring of product developers, technical writers, and in-house and field technical support personnel; expanding the inside and outside sales forces; informing customers of the Company's technical strategy; training all personnel in open systems issues and new products; accelerated hiring of key management personnel; and augmenting internal support systems. Management believes that these investments were required in order to fully exploit the market opportunity for the products from the acquired companies and to adequately manage the significantly larger Company.

  PROFESSIONAL SERVICES. Costs of professional services for the second quarter of 1996 were $19,172,000, an increase of $3,213,000, or 20%, as compared to $15,959,000 for the second quarter of 1995. Costs of professional services for the first six months of 1996 were $38,012,000, an increase of $7,686,000, or 25%, as compared to $30,326,000 for the first six months of 1995. Professional services expenses as a percentage of professional services revenue for the second quarter and first six months of 1996 were 85% and 88%, respectively, as compared to 98% and 95% for the same periods in 1995. The increase in these expenses is related to salaries and other direct employment expenses as a result of the Company's rapid hiring to support this business. The decrease in these expenses as a percentage of professional services revenue is primarily attributable to improved utilization of resources.

  PRODUCT DEVELOPMENT AND SUPPORT. Product development and support expenses for the second quarter of 1996 were $38,927,000, an increase of $18,487,000, or 90%, as compared to $20,440,000 for the second quarter of 1995. Product development and support expenses for the first six months of 1996 were $74,431,000, an increase of $36,251,000, or 95%, as compared to $38,180,000 for the first six months of 1995. Product development and support expenses as a percentage of total revenues for the second quarter and first six months of 1996 were 39% and 40%, respectively, as compared to 29% and 28% for the same periods in 1995. The increase in these expenses and expenses as a percentage of revenues for the second quarter and for the first six months of 1996, as compared to the same periods in 1995, is primarily attributable to the hiring of additional product developers, in-house as well as field technical support personnel and technical writers; increased allocated charges for office space and overhead; and increased hardware and software costs relating to the product development effort. Also contributing to the increase was higher bonus and royalty expenses associated with increased software products revenue.

  The Company has invested heavily in the development of systems software products for enterprise-wide information systems that integrate mainframes, minicomputers, workstations, PC's, and client/server networks. The Company believes that these actions were required in order to strengthen its competitive position in the open enterprise marketplace, enhance existing products, and satisfactorily support the Company's growing customer base.

  For the second quarters of 1996 and 1995, the Company capitalized $6,476,000 and $3,484,000, respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." For the first six months of 1996 and 1995, the Company capitalized $11,989,000 and $6,052,000, respectively, of software development costs net of related amortization expense.

  SALES AND MARKETING. Sales and marketing expenses for the second quarter of 1996 were $42,998,000, an increase of $14,675,000, or 52%, as compared to
$28,323,000 for the second quarter of 1995. Sales and marketing expenses for the first six months of 1996 were $82,255,000, an increase of $31,375,000, or 62%, as compared to $50,880,000 for the first six months of 1995. Sales and marketing expenses as a percentage of total revenues for the second quarter and first six months of 1996 were 43% and 45%, respectively, as compared to 39% and 38% for the same periods in 1995. The increase in these expenses and expenses as a percentage of revenues for the second quarter and for the first six months of 1996, as compared to the same periods in 1995, is primarily attributable to costs associated with the significant expansion of the outside sales force, inside sales force, and telemarketing organizations in the U.S. and in international subsidiaries. Also contributing to the increase were higher commission expenses associated with the increase in software product revenue, increased product marketing costs associated with an expanded product line, increased costs related to travel by the expanded outside sales force, higher costs for sponsorship of seminars and user groups, and increased allocated charges for office space and overhead. The Company believes the large investment in sales and marketing was necessary in order to build the sales organization required to distribute the Company's expanded product line and exploit significant new market opportunities.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 1996 were $9,460,000, an increase of $2,288,000, or 32%, as compared to $7,172,000 for the second quarter of 1995. General and administrative expenses for the first six months of 1996 were $17,918,000, an increase of

$3,831,000, or 27%, as compared to $14,087,000 for the first six months of 1995. General and administrative expenses as a percentage of total revenues for the second quarter and first six months of 1996 were 9% and 10%, respectively, as compared to 10% for each of the same periods in 1995. The increase in these expenses and expenses as a percentage of revenues for the second quarter and for the first six months of 1996, as compared to the same periods in 1995, is primarily related to salaries and other direct employment expenses attributable to an expanded administrative staff. Also contributing to the increase was amortization of costs in excess of net assets acquired related to the Company's acquisitions accounted for as purchases, and increased professional fees.

  MERGER COSTS. The Company did not incur merger costs during the second quarter of 1996. Merger costs were $5,782,000 for the six months ended June 30, 1996. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities, write downs of certain assets, and various other expenses. The Company may continue to incur such costs and expenses in connection with possible future mergers. These costs will be expensed in the period in which the transactions are consummated.

  ACQUIRED IN-PROCESS TECHNOLOGY. The Company did not incur acquired in-process technology costs during the second quarter of 1996. Acquired in-process technology costs for the six months ended June 30, 1996 were $7,005,000. These costs relate to acquisitions accounted for under the purchase method.

  Acquired in-process technology costs incurred in the first quarter of 1996 relate primarily to the acquisition of Advanced Systems Technologies, Inc. Prior to completing this acquisition, the Company conducted reviews which included the evaluation of existing products and of research and development in process (projects that had not reached technological and economic feasibility and had no alternative future use to the Company). The Company also conducted reviews of customers and financial and other matters, in order to determine fair market value. This acquisition was completed primarily for the research and development in process, and was not completed for the existing earnings, cash flow or net assets. All of the acquired in-process research and development represents unique and emerging technologies, the application of which is limited to the Company's open enterprise systems software strategy. Accordingly, these acquired technologies have no alternative future use. The Company believes it has budgeted adequate research and development resources to complete the contemplated projects over time periods ranging from six to eighteen months from the date of acquisition. The Company may continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated.

OTHER INCOME

  Other income for the second quarter of 1996 was $1,560,000, an increase of $485,000, or 45%, as compared to $1,075,000 for the second quarter of 1995. Other income for the first six months of 1996 was $2,104,000, a decrease of $317,000, or 13%, as compared to $2,421,000 for the first six months of 1995. The increase in other income for the second quarter of 1996, as compared to the second quarter of 1995 is primarily attributable to a decrease in interest expense related to short-term borrowings. The decrease in other income for the first six months of 1996, as compared to the same period in 1995 is primarily attributable to the costs associated with the financing of future revenues.

INCOME TAXES

  The effective tax rate for the second quarter and for the first six months of 1996, excluding the Federal tax effect of charges for acquired in-process technology relating to certain acquisitions, was 33%. This compares to an effective tax rate of 33% for the same periods in 1995. The Company reported an income tax benefit of $2,721,000, on a pre-tax loss of $8,512,000, for the second quarter of 1996. The Company recorded an income tax benefit of $10,048,000, on a pre-tax loss of $40,343,000, for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1996, the Company held approximately $68,299,000 of cash, cash equivalents, and investments as compared to $132,775,000 as of December 31, 1995. The decrease is primarily attributable to approximately $61,499,000 used in operations, approximately $8,792,000 in payments relating to acquisitions, approximately $17,315,000 for capital expenditures, and approximately $18,201,000 in capitalized software development costs, net of approximately $43,487,000 provided by financing activities.

  The Company had trade and installment accounts receivable, net of allowances, of $132,154,000 and $126,539,000 at June 30, 1996 and December 31,
1995, respectively. Total trade and installment receivables include non-current installment receivables which are classified in other assets in the consolidated balance sheets. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period. The Company closely monitors its accounts receivable and has never experienced significant losses relating to collectibility.

  The Company had long-term acquisition-related payables of $8,026,000 and $9,756,000 as of June 30, 1996 and December 31, 1995, respectively. The Company has secured and unsecured bank lines of credit totaling $28,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of August 12, 1996, the Company had no outstanding borrowings under these lines of credit. The Company is in the process of increasing its lines of credit.

  The Company's sources of liquidity have traditionally been cash generated from operations and funds from capital markets, including bank facilities. During the second quarter of 1996, the financing of future revenues and the sale of receivables became a significant source of liquidity. The Company believes the funding available to it from these sources will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's capital requirements are dependent on management's business plans regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change, based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions, and the conditions of financial markets.

SAFE HARBOR PROVISION

  The statements contained in this MD&A that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual consolidated results, performance or achievements for 1996 and beyond to differ materially from the results, performance or achievements expressed in, or implied by any forward-looking statements made by, or on behalf of, the Company, including without limitation, the maturation and success of the Company's open enterprise system strategy, risks inherent in conducting international business, general economic and business conditions, charges and costs related to acquisitions, and the ability of the Company to: develop and market existing and acquired products for the open enterprise systems market; successfully integrate its acquired products, services and businesses; adjust to changes in technology, customer preferences, enhanced competition and new competitors in the open systems, systems software and professional services markets; and maintain or enhance its relationships with relational database vendors. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the Company's Registration Statement on Form S-1, Registration No. 333-07783, filed July 8, 1996.

PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  (a) An Annual Meeting of Stockholders of the Company was held on May 21,
1996.

  (c) 1. The stockholders voted to elect two Class I directors to the Company's Board of Directors.

                                                             AUTHORITY  BROKER
    DIRECTORS                                        FOR     WITHHELD  NON-VOTES
    ---------                                     ---------- --------- ---------
    Michael P. Cullinane......................... 43,477,751  481,103     --
    Paul L. Humenansky........................... 43,477,751  481,103     --

   2. The Stockholders voted to approve a proposal to amend the Company's Restated Certificate of Incorporation to provide for an increase in the authorized number of the Company's Common Stock from 120,000,000 shares to 180,000,000 shares.

                                                                                         BROKER
       FOR                 AGAINST                      ABSTENTIONS                     NON-VOTES
       ---                 -------                      -----------                     ---------
    38,299,323            5,581,584                       77,947                           --

   3. The Stockholders voted to approve the Amended and Restated PLATINUM technology, inc. 1993 Directors' Stock Option Plan.

                                                                                         BROKER
       FOR                 AGAINST                      ABSTENTIONS                     NON-VOTES
       ---                 -------                      -----------                     ---------
    41,281,154            1,924,300                       269,399                        484,001

   4. The Stockholders voted to approve the PLATINUM technology, inc. 1996 Stock Purchase Plan.

                                                                                         BROKER
       FOR                 AGAINST                      ABSTENTIONS                     NON-VOTES
       ---                 -------                      -----------                     ---------
    40,763,463            2,621,064                       90,326                         484,001

   5. The Stockholders voted to approve an amendment to the PLATINUM technology, inc. Employee Incentive Compensation Plan to provide the Employee Plan Committee with greater flexibility in the administration of the Plan.

                                                                                         BROKER
       FOR                 AGAINST                      ABSTENTIONS                     NON-VOTES
       ---                 -------                      -----------                     ---------
    39,504,524            3,849,424                       120,905                        484,001

   6. The Stockholders voted to approve an amendment to the PLATINUM technology, inc. 1994 Stock Incentive Plan to provide the 1994 Plan Committee with greater flexibility in the administration of the Plan.

                                                                                         BROKER
       FOR                 AGAINST                      ABSTENTIONS                     NON-VOTES
       ---                 -------                      -----------                     ---------
    39,445,884            3,901,907                       127,062                        484,001

   7. The Stockholders voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company's consolidated financial statements for the fiscal year ending December 31, 1996.


                                                                                       BROKER
       FOR                AGAINST                     ABSTENTIONS                     NON-VOTES
       ---                -------                     -----------                     ---------
    43,539,494            75,243                        344,117                          --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

     Exhibit  3.1(c) Certificate of Amendment of Restated Certificate of
                     Incorporation of the Company, incorporated by reference to
                     Exhibit 3.1(c) to the Company's Registration Statement on
                     Form S-1, filed July 8, 1996.
     Exhibit  3.1(d) Conformed copy of Certificate of Incorporation of the
                     Company, as amended, incorporated by reference to Exhibit
                     3.1(d) to the Company's Registration Statement on Form S-
                     1, filed July 8, 1996.
     Exhibit 10.1 PLATINUM technology, inc. 1996 Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Company's
                     Registration Statement on Form S-8, filed April 5, 1996.
     Exhibit 10.2    PLATINUM technology, inc. Amended and Restated 1993
                     Directors' Stock Option Plan, incorporated by reference to
                     Exhibit 4.2 to the Company's Registration Statement on
                     Form S-8, filed April 5, 1996.
     Exhibit 10.3    Amendment to the PLATINUM technology, inc. Employee
                     Incentive Compensation Plan.
     Exhibit 10.4    Amendment to the PLATINUM technology, inc. 1994 Stock
                     Incentive Plan.
     Exhibit 15      Acknowledgment of Independent Certified Public Accountants
                     Regarding Independent Auditors' Review Report.
     Exhibit 27      Financial Data Schedule

  B. Reports on Form 8-K:

    None.