Form 10-Q
period 1996-09-30
PLATINUM TECHNOLOGY INC
filed 1996-11-01
CIK 825703

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of October 31, 1996, there were outstanding 55,966,105 shares of common stock, par value $.001, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                             PAGE
                                                                             ----
 PART I--FINANCIAL INFORMATION
    Item 1. Financial Statements
            Independent Auditors' Review Report...........................      3
            Consolidated Balance Sheets as of September 30, 1996
             (unaudited) and December 31, 1995............................      4
            Consolidated Statements of Operations for the three months and nine months ended September 30, 1996 (unaudited) and 1995
             (unaudited)..................................................      5
            Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1996 (unaudited) and 1995 (unaudited)....      6
            Notes to Consolidated Financial Statements....................    7-8
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   9-15
 PART II--OTHER INFORMATION
    Item 1. Legal Proceedings.............................................     16
    Item 6. Exhibits and Reports on Form 8-K..............................     16
 SIGNATURES................................................................    17

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
October 30, 1996

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1996          1995
                       ------                        ------------- ------------
                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................   $  50,542    $ 111,847
  Short-term investment securities..................       2,000        7,802
  Trade accounts receivable, net of allowances of
   $2,245 and $2,695................................     118,630      115,876
  Installment accounts receivable, net..............       8,355        6,058
  Accrued interest and other current assets.........       9,346       10,545
  Refundable income taxes...........................         308          355
                                                       ---------    ---------
    Total current assets............................     189,181      252,483
                                                       ---------    ---------
Noncurrent investment securities....................       3,966       13,126
Property and equipment..............................      66,526       51,004
Purchased and developed software....................      70,335       52,268
Excess of cost over net assets acquired, net of
 accumulated amortization of $9,189 and $5,100......      34,825       35,494
Other assets........................................      49,751       33,813
                                                       ---------    ---------
                                                        $414,584    $ 438,188
                                                       =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Acquisition-related payables......................   $   7,412    $  12,518
  Income taxes payable..............................         --         1,068
  Accounts payable..................................      11,991       16,001
  Accrued commissions and bonuses...................       8,922        8,598
  Accrued royalties.................................       2,458        1,637
  Other accrued liabilities.........................      19,759       27,700
  Current maturities of long-term obligations.......       3,436        1,313
  Deferred maintenance..............................      53,145       56,969
                                                       ---------    ---------
    Total current liabilities.......................     107,123      125,804
                                                       ---------    ---------
Acquisition-related payables........................       8,026        9,756
Deferred maintenance................................      27,763        3,795
Deferred rent.......................................       7,730        8,795
Long-term obligations, net of current maturities....         931        1,586
Stockholders' equity:
  Class II preferred stock, $.01 par value.
   Authorized 10,000, none outstanding..............         --           --
  Common stock, $.001 par value. Authorized 180,000,
   issued and outstanding 55,954 and 53,194.........          56           53
  Paid-in capital...................................     446,265      433,103
  Notes receivable..................................        (315)        (515)
  Accumulated deficit...............................    (182,605)    (144,662)
  Foreign currency translation adjustment...........        (390)         473
                                                       ---------    ---------
    Total stockholders' equity......................     263,011      288,452
                                                       ---------    ---------
                                                       $ 414,584    $ 438,188
                                                       =========    =========

          See accompanying notes to consolidated financial statements.
             See accompanying independent auditors' review report.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS
                                              ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  ------------------
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
Revenues:
  Software products.................... $ 59,952  $ 34,352  $152,074  $101,578
  Maintenance..........................   27,029    19,297    74,694    54,872
  Professional services................   26,449    18,138    69,618    50,193
                                        --------  --------  --------  --------
    Total revenues.....................  113,430    71,787   296,386   206,643
                                        --------  --------  --------  --------
Costs and expenses:
  Professional services................   21,001    16,887    59,012    47,213
  Product development and support......   43,049    24,772   117,480    62,952
  Sales and marketing..................   47,808    31,395   130,063    82,275
  General and administrative...........    8,118     8,955    26,036    23,042
  Merger costs.........................      --     22,612     5,782    24,764
  Acquired in-process technology.......    4,090     5,300    11,095    25,453
                                        --------  --------  --------  --------
    Total costs and expenses...........  124,066   109,921   349,468   265,699
                                        --------  --------  --------  --------
Operating loss.........................  (10,636)  (38,134)  (53,082)  (59,056)
Other income...........................      462       570     2,566     2,991
                                        --------  --------  --------  --------
Loss before income taxes...............  (10,174)  (37,564)  (50,516)  (56,065)
Income taxes...........................   (2,481)   (8,820)  (12,528)  (11,004)
                                        --------  --------  --------  --------
Net loss............................... $ (7,693) $(28,744) $(37,988) $(45,061)
                                        ========  ========  ========  ========
Net loss per share..................... $  (0.14) $  (0.69) $  (0.69) $  (1.09)
                                        ========  ========  ========  ========
Shares used in computing per share
 amounts...............................   55,678    41,460    55,271    41,212
                                        ========  ========  ========  ========



          See accompanying notes to consolidated financial statements.
             See accompanying independent auditors' review report.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(37,988) $(45,061)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization..........................   25,799    14,408
    Acquired in-process technology.........................   11,095    25,453
Changes in assets and liabilities, net of acquisitions:
  Trade and installment receivables........................  (85,127)  (11,147)
  Deferred income taxes....................................  (16,908)   (7,160)
  Accrued interest and other current assets................    1,415    (5,570)
  Accounts payable.........................................   (4,272)    3,952
  Accrued liabilities......................................   (9,096)    8,303
  Deferred maintenance.....................................   19,272     5,000
  Income taxes payable.....................................   (1,106)      (79)
  Other....................................................   (2,333)     (823)
                                                            --------  --------
      Net cash used in operating activities................  (99,249)  (12,724)
                                                            --------  --------
Cash flows from investing activities:
  Purchases of investment securities.......................  (17,765)  (17,484)
  Sales of investment securities...........................   18,779    47,503
  Maturities of investment securities......................   13,948     7,527
  Purchases of property and equipment......................  (25,546)  (22,233)
  Capitalized software development costs...................  (27,269)  (13,844)
  Payments for acquisitions................................  (12,819)  (43,203)
  Other assets.............................................   (2,156)  (13,586)
                                                            --------  --------
      Net cash used in investing activities................  (52,828)  (55,320)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options..................    3,392     4,336
  Proceeds from the sale of receivables....................   85,776       --
  Borrowings under line of credit..........................      --     12,500
  Long-term borrowings, net................................    1,604     1,475
                                                            --------  --------
      Net cash provided by financing activities............   90,772    18,311
                                                            --------  --------
Adjustment to conform fiscal years of pooled businesses....      --     (1,139)
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (61,305)  (50,872)
Cash and cash equivalents at the beginning of the period...  111,847    78,458
                                                            --------  --------
Cash and cash equivalents at the end of the period......... $ 50,542  $ 27,586
                                                            ========  ========

          See accompanying notes to consolidated financial statements.
             See accompanying independent auditors' review report.

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

NOTE 3--BUSINESS COMBINATIONS

  On January 17, 1996, the Company acquired all of the outstanding capital stock of Advanced Systems Technologies, Inc. (AST), a developer of performance management tools, in exchange for approximately $445,000 in cash plus 344,640 shares of the Company's common stock ("Common Stock"), which had a market value (based upon the trading price on the Nasdaq National Market) of approximately $5,800,000 at the time of the acquisition. This acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the first quarter of 1996.

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

  The Company incurred significant costs and expenses in connection with the acquisitions accounted for as poolings of interests, including investment banking and other professional fees, employees' severance, and various other expenses. These costs were expensed in the first quarter of 1996.

  On July 3, 1996, the Company purchased all of the outstanding shares of Software Alternatives, Inc. (d/b/a System Software Alternatives), a leading provider of production scheduling software, for approximately $1,900,000. The acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the third quarter of 1996.

  On July 29, 1996, the Company acquired all of the outstanding shares of Grateful Data, Inc. (d/b/a TransCentury Data Systems), a Year 2000 solution provider, for $100,000 in cash plus 333,333 shares of Common Stock, which had a market value (based upon the trading price on the Nasdaq National Market) of approximately $4,000,000 at the time of the acquisition. This acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the third quarter of 1996.

  For the acquisitions accounted for as purchases, the pro forma operating results (as if the companies had been combined at the beginning of the period) are not material to the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company offers enterprise infrastructure software products through five business units: systems management, database management, application lifecycle, business intelligence and data warehouse. The Company is now leveraging the breadth of its product lines and its professional service capabilities, and is devoting substantial resources to integrate its products and technologies, to provide complete, customized solutions for enterprise infrastructure problems. These solutions range from a single product to a set of integrated products from multiple business units bundled into a product suite, along with design and implementation services provided by the Company's consulting staff. These solutions also include ongoing product upgrades, maintenance and support, sometimes pursuant to multi-year contracts. Evidencing the increasing demand of the Company's customers for such comprehensive solutions, the Company executed 32 transactions of over $1 million each during the first nine months of 1996, as compared to only one such transaction during the first nine months of 1995.

RESULTS OF OPERATIONS

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The Consolidated Statements of Operations give retroactive effect to the Company's acquisitions of Prodea Software Corporation as of February 8, 1996, Paradigm Systems Corporation as of March 26, 1996, and Axis Systems International, Inc. as of March 29, 1996, each of which was accounted for using the pooling-of-interests method, and, as a result, the Company's results of operations for the three and nine months ended September 30, 1996 and 1995 are presented as if the combining companies had been consolidated for all periods presented.

                                                               NINE MONTHS
                                           THREE MONTHS           ENDED
                                               ENDED            SEPTEMBER
                                           SEPTEMBER 30,           30,
                                           ----------------    --------------
                                            1996      1995     1996     1995
                                           ------    ------    -----    -----
STATEMENTS OF OPERATIONS DATA:
  Revenues:
    Software products.....................     53%       48%      51%      49%
    Maintenance...........................     24        27       25       27
    Professional services.................     23        25       24       24
                                           ------    ------    -----    -----
      Total revenues:.....................    100       100      100      100
                                           ------    ------    -----    -----
  Costs and expenses:
    Professional services.................     18        24       20       23
    Product development and support.......     38        35       39       30
    Sales and marketing...................     42        44       44       40
    General and administrative............      7        12        9       11
    Merger costs..........................     --        31        2       12
    Acquired in-process technology........      4         7        4       12
                                           ------    ------    -----    -----
      Total costs and expenses............    109       153      118      128
                                           ------    ------    -----    -----
  Operating loss..........................     (9)      (53)     (18)     (28)
  Other income............................      *         1        1        1
                                           ------    ------    -----    -----
  Loss before income taxes................     (9)      (52)     (17)     (27)
  Income taxes............................     (2)      (12)      (4)      (5)
                                           ------    ------    -----    -----
  Net loss................................     (7)%     (40)%    (13)%    (22)%
                                           ======    ======    =====    =====

--------
*Not meaningful.

REVENUES

  The Company's revenues currently are derived from three sources: 1) license fees for licensing the Company's proprietary software products, 2) maintenance fees for maintaining, supporting, and providing current upgrades of the Company's software products, and 3) revenues from the Company's professional services business. Total revenues for the third quarter of 1996 were $113,430,000, an increase of $41,643,000, or 58%, as compared to
$71,787,000 for the same period in 1995. Total revenues for the first nine months of 1996 were $296,386,000, an increase of $89,743,000, or 43%, as compared to $206,643,000 for the same period in 1995.


  Revenues from customers in North America, as a percentage of total revenues, represented 76% and 78% for the third quarter of 1996 and 1995, respectively, and 77% and 80%, for the first nine months of 1996 and 1995, respectively. North American revenue is generated primarily by the Company's direct sales force and telemarketing organization.

  Revenue from international customers, as a percentage of total revenues, represented 24% and 22% for the third quarter of 1996 and 1995, respectively, and 23% and 20% in the first nine months of 1996 and 1995, respectively. The increased proportion of international revenue to total revenue was the result of the Company's significant investment in the global marketplace. International revenue is now generated almost entirely by the Company's international subsidiaries. For the first nine months of 1996, less than 3% of the Company's international revenue was provided by the Company's international affiliates, which were independent businesses through which the Company previously generated a substantial portion of the Company's international product and service revenue.

  SOFTWARE PRODUCTS. Software products revenue for the third quarter of 1996 was $59,952,000, an increase of $25,600,000, or 75%, as compared to $34,352,000 for the third quarter of 1995. Software products revenue for the first nine months of 1996 was $152,074,000, an increase of $50,496,000, or 50%, as compared to $101,578,000 for the first nine months of 1995. The growth in software products revenue resulted from increased sales of both individual point products and integrated product suites and was the result of revenue increases of 66%, 44%, 60%, 47%, and 9%, respectively, experienced by the Company's database management, systems management, application lifecycle, business intelligence and data warehouse business units during the first nine months of 1996. The Company believes this growth was primarily attributable to the continued marketplace acceptance of the Company's products and the Company's aggressive expansion of its sales and marketing efforts, as well as new product offerings. During the first nine months of 1996, the Company has expanded its customer base through more sales of integrated product suites, resulting in larger sales transactions.

  MAINTENANCE. Maintenance revenue for the third quarter of 1996 was $27,029,000, an increase of $7,732,000, or 40%, as compared to $19,297,000 for the third quarter of 1995. Maintenance revenue for the first nine months of 1996 was $74,694,000, an increase of $19,822,000, or 36%, as compared to
$54,872,000 for the first nine months of 1995. Maintenance revenue is derived from recurring fees charged to perpetual license customers and the implicit first year maintenance fees bundled in software product sales. The Company provides maintenance customers with technical support and product enhancements. The increase in maintenance revenue was primarily attributable to the expansion of the installed customer base, which supports recurring fees for maintenance, and to a lesser extent, increased revenues associated with maintenance fees implicit in certain software product sales. Management believes that maintenance revenue should continue to increase as the installed base of the Company's software products increases and matures.

  PROFESSIONAL SERVICES. Professional services revenue is revenue associated with the Company's consulting services business and educational programs. Professional services revenue for the third quarter of 1996 was $26,449,000, an increase of $8,311,000, or 46%, as compared to $18,138,000 for the third quarter of 1995. Professional services revenue for the first nine months of 1996 was $69,618,000, an increase of $19,425,000, or 39%, as compared to
$50,193,000 for the first nine months of 1995. The growth in revenue was due primarily to the addition of established consulting practices through various acquisitions.

  In attempt to further integrate its products and services and offer a more comprehensive solution to enterprise systems problems, the Company is beginning to package its professional services as a feature of its product sales. Professional services are also offered separate from product sales to generate revenue and follow-on product sales. The Company expects its professional services business will continue to grow as it focuses on providing support for its full range of products, as well as comprehensive enterprise infrastructure business solutions.

COSTS AND EXPENSES

  Total expenses for the third quarter of 1996, excluding merger costs and acquired in-process technology costs, were $119,976,000, an increase of $37,967,000, or 46%, as compared to $82,009,000 for the third quarter of 1995. Total expenses for the nine months ended September 30, 1996, excluding merger costs and acquired in-process technology costs, were $332,591,000, an increase of $117,109,000, or 54%, as compared to $215,482,000 for the nine months ended September 30, 1995. Total expenses, excluding merger costs and acquired in-process technology costs, as a percentage of total revenues for the third quarter and first nine months of 1996, were 106% and 112%, respectively, as compared to 114% and 104% for the same periods in 1995. During the first nine months of 1996, the Company continued to incur significant costs in supporting its development laboratories and in building the infrastructure to support the significantly larger Company that is the result of recent acquisitions. These costs were primarily associated with the hiring of product developers, technical writers, and in-house and field technical support personnel; expanding the inside and outside sales forces; informing customers of the Company's technical strategy; training all personnel in enterprise infrastructure issues and new products; accelerated hiring of key management personnel; and augmenting internal support systems. Management believes that such investments have been, and continue to be, necessary to fully exploit the market opportunity for the newly acquired products and to adequately manage the significantly larger Company.

  PROFESSIONAL SERVICES. Costs of professional services for the third quarter of 1996 were $21,001,000, an increase of $4,114,000, or 24%, as compared to $16,887,000 for the third quarter of 1995. Costs of professional services for the first nine months of 1996 were $59,012,000, an increase of $11,799,000, or 25%, as compared to $47,213,000 for the first nine months of 1995. Professional services expenses as a percentage of professional services revenue for the third quarter and first nine months of 1996 were 79% and 85%, respectively, as compared to 93% and 94% for the same periods in 1995. The increase in these expenses was related to salaries and other direct employment expenses resulting primarily from the addition of established consulting practices through various acquisitions. The decrease in these expenses as a percentage of professional services revenue was primarily attributable to the streamlining of the professional services workforce and better containment of occupancy and overhead costs.

  PRODUCT DEVELOPMENT AND SUPPORT. Product development and support expenses for the third quarter of 1996 were $43,049,000, an increase of $18,277,000, or 74%, as compared to $24,772,000 for the third quarter of 1995. Product development and support expenses for the first nine months of 1996 were $117,480,000, an increase of $54,528,000, or 87%, as compared to $62,952,000 for the first nine months of 1995. Product development and support expenses as a percentage of total revenues for the third quarter and first nine months of 1996 were 38% and 39%, respectively, as compared to 35% and 30% for the same periods in 1995. The increase in these expenses in total and as a percentage of revenues for the third quarter and for the first nine months of 1996, as compared to the same periods in 1995, was primarily attributable to the hiring of additional product developers, in-house as well as field technical support personnel and technical writers; increased allocated charges for office space and overhead; and increased hardware and software costs relating to the product development effort. Also contributing to the increase were higher bonus and royalty expenses associated with increased software products revenue and the costs of producing software documentation for an expanding product line and growing customer base.

  The Company has invested heavily in the development of infrastructure software products for enterprise-wide information systems that integrate mainframes, minicomputers, workstations, PC's, client/server networks and intranets. As a result, through the second quarter of 1996, the Company hired a significant number of product development and support personnel. The Company believes this investment in product development and support has been necessary to strengthen its competitive position in the enterprise infrastructure marketplace, enhance existing products, and satisfactorily support the Company's growing customer base. Although these costs will continue to be a significant component of annual operating expenses, the Company anticipates that these expenses will decrease as a percentage of total revenues as hiring is tempered and the Company's infrastructure is solidified.

  For the third quarters of 1996 and 1995, the Company capitalized $6,505,000 and $3,099,000, respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." For the first nine months of 1996 and 1995, the Company capitalized $18,494,000 and $9,151,000, respectively, of software development costs net of related amortization expense.

  SALES AND MARKETING. Sales and marketing expenses for the third quarter of 1996 were $47,808,000, an increase of $16,413,000, or 52%, as compared to
$31,395,000 for the third quarter of 1995. Sales and marketing expenses for the first nine months of 1996 were $130,063,000, an increase of $47,788,000, or 58%, as compared to $82,275,000 for the first nine months of 1995. Sales and marketing expenses as a percentage of total revenues for the third quarter and first nine months of 1996 were 42% and 44%, respectively, as compared to 44% and 40% for the same periods in 1995. The increase in these expenses in total and as a percentage of revenues for the first nine months of 1996, as compared to the same period in 1995, was primarily attributable to costs associated with the significant expansion of the outside sales force, inside sales force, and telemarketing organizations in the U.S. and in international subsidiaries. Also contributing to the increase were higher commission expenses associated with the increase in software products revenue, increased product marketing costs associated with an expanded product line, higher costs for sponsorship of seminars and user groups, and increased allocated charges for office space and overhead. The Company believes the large investment in sales and marketing has been necessary in order to build the sales organization required to distribute the Company's expanded product line and exploit significant new market opportunities. The decrease in these expenses as a percentage of revenue for the third quarter of 1996, as compared to the third quarter of 1995, was a result of increased productivity of the sales force. The Company expects sales and marketing expenses will continue to decrease as a percentage of revenues as the sales force gains tenure and as the Company continues to focus on consolidating marketing resources for its global marketing strategy.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 1996 were $8,118,000, a decrease of $837,000, or 9%, as compared to $8,955,000 for the third quarter of 1995. General and administrative expenses for the first nine months of 1996 were $26,036,000, an increase of $2,994,000, or 13%, as compared to $23,042,000 for the first nine months of 1995. General and administrative expenses as a percentage of total revenues for the third quarter and first nine months of 1996 were 7% and 9%, respectively, as compared to 12% and 11% for the same periods in 1995. The increase in these expenses for the first nine months of 1996, as compared to the same period in 1995, was primarily related to salaries and other direct employment expenses attributable to an expanded administrative staff. Also contributing to the increase were amortization of costs in excess of net assets acquired related to the Company's acquisitions accounted for as purchases and increased professional fees. During the third quarter of 1996, a concerted effort to consolidate redundant administrative functions at the Company's various domestic locations resulted in a significant reduction in these expenses in total and as a percentage of revenue.

  MERGER COSTS. The Company did not incur merger costs during the third quarter of 1996. Merger costs were $5,782,000 for the nine months ended September 30, 1996. The Company incurred merger costs of $22,612,000 and $24,764,000 for the third quarter and first nine months of 1995, respectively. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities, and various other expenses. The Company may continue to incur such costs and expenses in connection with possible future mergers. These costs will be expensed in the period in which the transactions are consummated.

  ACQUIRED IN-PROCESS TECHNOLOGY. Acquired in-process technology costs for the third quarter and first nine months of 1996 were $4,090,000 and $11,095,000, respectively, as compared to $5,300,000 and $25,453,000 for the same periods in 1995. These costs relate to acquisitions accounted for under the purchase method.

  Acquired in-process technology costs incurred in the third quarter and first nine months of 1996 related primarily to the acquisitions of Advanced Systems Technologies, Inc., Software Alternatives, Inc. and Grateful Data, Inc. Prior to completing these acquisitions, the Company conducted reviews, which included the evaluation of existing products and of research and development in process (projects that had not reached technological and economic feasibility and had no alternative future use to the Company). The Company also conducted reviews of customers and financial and other matters in order to determine fair market value. These acquisitions were completed primarily for the research and development in process, and were based upon the expected cash flows in future periods. All of the acquired in-process research and development represents unique and emerging technologies, the application of which is limited to the Company's enterprise infrastructure strategy. Accordingly, these acquired technologies have no alternative future use. The Company believes it has budgeted adequate research and development resources to complete the contemplated projects over time periods ranging from six to eighteen months from the date of acquisition. The Company may continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated.

OTHER INCOME

  Other income for the third quarter of 1996 was $462,000, a decrease of $108,000, or 19%, as compared to $570,000 for the third quarter of 1995. Other income for the first nine months of 1996 was $2,566,000, a decrease of $425,000, or 14%, as compared to $2,991,000 for the first nine months of 1995. The decrease in other income for these periods was primarily attributable to lower interest income on lower cash and investment balances during the first nine months of 1996 as compared to the same period in 1995.

INCOME TAXES

  The Company's effective tax rate, excluding the Federal tax effect of charges for acquired in-process technology relating to certain acquisitions, was 33% for the third quarter and first nine months of 1996, as well as the same periods in 1995. The Company reported an income tax benefit of $2,481,000, on a pre-tax loss of $10,174,000, for the third quarter of 1996. The Company recorded an income tax benefit of $12,528,000, on a pre-tax loss of $50,516,000, for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1996, the Company held approximately $56,508,000 of cash, cash equivalents, and investments as compared to $132,775,000 as of December 31, 1995. See "Cash Flows" below.

  The Company had trade and installment accounts receivable, net of allowances, of $133,758,000 and $126,539,000 at September 30, 1996 and
December 31, 1995, respectively. Total trade and installment receivables include non-current installment receivables which are classified in other assets in the consolidated balance sheets. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

  The Company had long-term acquisition-related payables of $8,026,000 and $9,756,000 as of September 30, 1996 and December 31, 1995, respectively. The Company currently has an unsecured bank line of credit of $25,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of October 30, 1996, the Company had no outstanding borrowings under this line of credit. The Company is in the process of increasing its line of credit.

  The Company's sources of liquidity have traditionally been cash generated from operations and funds from capital markets, including bank facilities. During 1996, the sale of receivables has become a significant source of liquidity. The Company believes the funding available to it from these sources will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's capital requirements are dependent on management's business plans regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change, based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions, and the conditions of financial markets.

  The Company sells a significant portion of its installment accounts receivables to third parties. Proceeds from the sale of receivables for the first nine months of 1996 were $85,776,000. Sales of installment receivables for the same period in 1995 were minimal. In 1996, a portion of the receivables were sold with recourse. As of September 30, 1996, the Company's maximum exposure under the recourse provisions was $32,422,000. The Company has assessed the exposure related to these recourse provisions and determined the potential liability to be remote.

  The installment accounts receivable are recorded net of unamortized discounts and maintenance fees. When these receivables are sold, the Company reduces the related receivable balance and records the deferred maintenance as an obligation. This obligation is recognized into income ratably over the term of the maintenance agreement.

CASH FLOWS

  Cash used in operating activities were $99,249,000 for the first nine months of 1996 compared to $12,724,000 used in operating activities for the same period in 1995. A number of factors resulted in this utilization of cash. The Company incurred a loss before income taxes of $50,516,000 (net loss of $37,988,000 grossed up for $12,528,000 of non-cash deferred tax benefits), which was substantially offset by non-cash expenditures, including $25,799,000 of depreciation and amortization and $11,095,000 in the write-off of acquired in-process technology. The most significant utilization of cash was due to an increase in trade and installment receivables (prior to financing) of $85,127,000, which increase resulted primarily from the concentration of sales volume near the end of the third quarter. This was partially offset by cash provided by an increase in deferred maintenance of $19,272,000. Other changes in cash resulted from fluctuations in various working capital accounts, the most significant being a reduction of $9,096,000 of accrued liabilities.

  Cash used in investing activities was $52,828,000 for the first nine months of 1996 compared to $55,320,000 for the same period in 1995. The cash utilization was primarily due to $25,546,000 in purchases of property and equipment, $27,269,000 capitalization of software development costs, and $12,819,000 in payments for acquisitions. In the first nine months of 1995, payments for acquisitions were significantly higher at $43,203,000. The acquisitions in 1995 were primarily financed through the sale and maturities of $37,546,000 of investment securities.

  Cash provided by financing activities was $90,772,000 for the first nine months of 1996 compared to $18,311,000 for the same period in 1995. The primary source of cash was an $85,776,000 sale of receivables.

SAFE HARBOR PROVISION

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other Items of this Form 10-Q contain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. A number of important factors could cause the Company's actual results, performance, or achievements for 1996, 1997, and beyond to differ materially from the results, performance, or achievements expressed in, or implied by, any such forward-looking statements made by, or on behalf of, the Company or its management. These factors include, without limitation, the maturation and success of the Company's enterprise infrastructure system strategy, risks inherent in conducting international business, risks associated with conducting a professional services business, general economic and business conditions, charges and costs related to acquisitions, and the ability of the Company to: develop and market existing and acquired products for the enterprise infrastructure market; successfully integrate its acquired products, services and businesses and continue its acquisition strategy; adjust to changes in technology, customer preferences, enhanced competition and new competitors in the enterprise infrastructure software and professional services markets; protect its proprietary software rights from infringement or misappropriation; maintain or enhance its relationships with relational database vendors; and attract and retain key employees. These and other factors are more fully described in the Company's other filings with the Securities and Exchange Commission, including, without limitation, in the "Risk Factors" section of the Company's Registration Statement on Form S-1, Registration No. 333-07783, filed July 8, 1996. The Company undertakes no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or to reflect unanticipated events.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Computer Associates International, Inc. v. Altai, Inc., Case No. 89-08911 (E.D.N.Y.)

  In 1988, a complaint was filed against Altai, Inc. ("Altai"), now a wholly-owned subsidiary of the Company, alleging copyright infringement and misappropriation of trade secrets. In 1991, a judgment related solely to the copyright infringement claim was awarded to Computer Associates International, Inc. ("CA"). The judgment was recorded in 1991 and paid during 1992. Altai prevailed in a subsequent appeal of the alleged misappropriation of trade secrets. On June 8, 1995, the Texas Supreme Court issued a decision finding in favor of Altai with regards to the alleged misappropriation of trade secrets. CA subsequently requested a rehearing, and the Texas Supreme Court has overruled the motion for rehearing, withdrawn the June 8, 1995 opinion and substituted a new opinion in favor of Altai. The time for CA to appeal the appellate decisions has now expired without CA taking an appeal.

Computer Associates International, Inc., and L'Agence pour la Protection des Programmes v. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France).

  Altai is also involved in a related suit in France which concerns only copyright infringement claims identical to those on which Altai prevailed in the U.S. The French appellate court granted Altai's request that the U.S. appellate court's copyright ruling should bind the Commercial Court of Bobigny as a matter of law. In January 1995, the French appellate court issued a decision rejecting CA's claim of copyright infringement. CA's subsequent appeal is still pending as well as motions from Altai that the U.S. court decisions are binding with respect to the French case.

BeaconWare v. Reltech Group, Inc., PLATINUM technology, inc. and Software Interfaces, Inc.

  BeaconWare, a Maine software developer, has sued in the Maine Superior Court the Company, Reltech Group, Inc. ("Reltech") and Software Interfaces, Inc. ("SII"), two wholly-owned subsidiaries, seeking compensatory and punitive damages and equitable relief, on tort and contract theories, with respect to Reltech's alleged failure to market SQLPro, a BeaconWare query tool. The suit was removed to the U.S. District Court of the District of Maine and subsequently transferred to the District Court for the Eastern District of Virginia. Summary judgment has been granted in favor of the Defendants in all tort claims, including claims for punitive damages, and the court has reserved ruling on Defendants' summary judgment motion with respect to the balance of the counts.

  Transaction Management Technologies, Maximilian J. Winters, Jr. and the Max
J. Winters, Jr. Trust, v. PLATINUM technology, inc.

  This action was settled on April 22, 1996, as described in the Company's Form 10-Q for the quarter ended March 31, 1996.

  The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. Management currently believes the ultimate outcome of such matters and those described above will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

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

                                         Platinum technology, inc.

                                                 /s/ Andrew J. Filipowski
Date: November 1, 1996                   By: __________________________________
                                                   Andrew J. Filipowski,
                                               President and Chief Executive
                                                Officer (Principal Executive
                                             Officer) andChairman of the Board
                                                        of Directors

                                                 /s/ Michael P. Cullinane
Date: November 1, 1996                   By: __________________________________
                                                   Michael P. Cullinane,
                                              Executive Vice President, Chief
                                                Financial Officer (Principal
                                                  Financial and Accounting
                                                 Officer), Treasurer and a
                                                          Director