Form 10-K405
period 1996-12-31
PLATINUM TECHNOLOGY INC
filed 1997-03-31
CIK 825703

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from to

                        COMMISSION FILE NUMBER 0-19058

                               ----------------

                           PLATINUM TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3509662
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

           1815 SOUTH MEYERS ROAD, OAKBROOK TERRACE, ILLINOIS 60181
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

      Registrant's telephone number, including area code: (630) 620-5000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                               (Title of Class)
                6 3/4% Convertible Subordinated Notes due 2001
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 25, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $11 7/8 on March 25, 1997, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $702,724,096.

  The number of shares outstanding of the registrant's Common Stock, par value $.001, as of March 25, 1997 was 61,351,286.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with its 1997 Annual Meetingof Stockholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The discussion below contains certain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are based on the beliefs of the management of PLATINUM technology, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM"), as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1997 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Safe Harbor Provision" on page 23 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

  The Company develops, markets and supports software products, and provides related professional services, that help chief information officers ("CIOs") better manage their software infrastructures. The Company's products and services increase the performance and interoperability of computing systems and databases and provide users, primarily in large and data intensive organizations, with more reliable and productive access to and use of critical information. The Company's products typically perform fundamental functions and mission-critical automation, such as maintenance of data integrity, systems security, systems scheduling, project and process management, and end-user specific analysis and reporting. The Company develops software products under six business units: database management, systems management, application lifecycle, data warehouse, business intelligence and applications solutions. Addressing businesses' increasing demand for simplified vendor relationships and complete solutions to information technology ("IT") problems, the Company's goal is to become the leading provider of software infrastructure solutions by offering a comprehensive set of "best of breed" point products, product bundles and integrated product suites. The Company also offers a wide array of professional services, including consulting, systems integration and educational programs, often in conjunction with software product sales.

  To achieve its goal, the Company identified key technologies and skill sets to better manage corporate software infrastructure. Through a combination of an aggressive acquisition program and vigorous internal product development efforts, the Company has assembled the competencies to create complete infrastructure management solutions. Since mid-1994, the Company has acquired 37 businesses and 24 technologies. The Company is now leveraging the breadth of its product lines and its professional service capabilities, and is devoting substantial resources to integrating its products and technologies, to provide complete, customized solutions for software infrastructure problems. These solutions include single products; product suites, which are sets of closely integrated products from multiple business units; and product bundles, which are sets of software applications that are packaged together but do not necessarily have the level of integration that defines a suite; as well as design and implementation services provided by the Company's professional services staff. These solutions also include ongoing product upgrades, maintenance and support, sometimes pursuant to multi-year contracts. Evidencing the increasing demand from the Company's customers for comprehensive solutions, the Company executed 47 transactions of over $1 million during 1996, as compared to only two such transactions during 1995.

  Since the beginning of 1996, the Company's software developers have focused on product integration and the bundling of products to satisfy critical customer needs, along with continued expansion and enhancement of the Company's product lines. The Company also is enabling its products and suites for application with intranets, the Internet and the World Wide Web (the "Web"). The cornerstone of the Company's integration efforts is the PLATINUM Open Enterprise Management Solution ("POEMS"), an internally developed integration tool set and method designed to give the Company's products a common look and feel, common installation and distribution and common communication, data and events handling. The Company is creating solutions for general business needs, as well as the needs of specific industries. For example, during 1996, the Company released PLATINUM RiskAdvisor, a data warehouse decision support application developed specifically for the insurance industry. The Company has also released its "Necessities" product suite for building, testing and deploying intranet applications, and has developed a comprehensive solution for the Year 2000 problem. In addition, the Company intends to use a number of its current products and technologies as the foundation for a new, integrated product offering designed to enable companies to simultaneously manage, maintain and deploy multiple Web sites.

MARKET OVERVIEW

  The deployment, management, maintenance and productive use of IT has become increasingly complex as organizations have moved from centralized host-based computing systems to networked, open systems environments. These modern computing environments frequently service multiple end-users spread across numerous locations. These environments are heterogeneous and consist of various computing applications, platforms (including mainframes, minicomputers, workstations and desktop PCs/LANs), relational database management systems ("RDBMS"), operating systems (including UNIX, Windows, Windows NT, OS/400, OS/2, MVS and VMS) and media, including intranets, the Internet and/or the Web. These open environments are also dynamic; users, as well as hardware and software resources, are frequently added, removed or changed and new, mission-critical applications are continually being developed and deployed.

  The Internet, a global web linking thousands of computer networks, has emerged as an important medium for communications in these complex IT environments. Much of the recent growth in the use of the Internet is attributable to the rapid expansion of the network of graphical servers and information known as the Web. As organizations become familiar with the Web, they are increasingly using Internet data formats and communications protocols, Web client and server software and, in some cases, the Internet's communication facilities as the backbone for private networks ("intranets") that connect these organizations' various local area networks.

  While open computing environments can provide greater functionality than host-based systems as well as price-performance advantages, organizations have found that administration tools and utilities of traditional mainframe systems are unable to address the complex requirements of these environments. As a result, a market need has arisen for comprehensive, user-friendly, high-performance and cost-effective infrastructure solutions that offer the functionality traditionally associated with mainframe solutions, but are designed for open systems environments. The Company believes that, due to the complexities of these new computing environments, CIOs are increasingly seeking to purchase IT products and services from a smaller number of vendors that can offer, design and implement complete, integrated infrastructure solutions.

PRODUCTS

  The Company provides software tools and technologies that help organizations efficiently operate and manage their complex software infrastructure and related environments, which contain multiple platforms and multiple operating systems. These tools increase the efficiency of individual computing systems and databases, as well as the interoperability of these systems and databases in distributed environments of any size. The Company's solutions support platforms and operating systems that span mainframe, midrange and PC/LAN computing environments, including MVS, UNIX, OS/2, OS/400, Windows and Windows NT. They also support multiple, heterogeneous databases, such as the DB2 family, Oracle, Sybase, Microsoft SQL Server and Informix.

  The Company now offers over 140 robust and adaptable point products through six business units:

  Database Management Products--The Company provides a leading set of tools and utilities for centralized or distributed administration, analysis and monitoring of heterogeneous databases. The Company's solutions for DB2 give users the power and flexibility that they require for application development, database administration, performance analysis and utilities. By automating administrative and maintenance tasks, these software solutions enable users to achieve the highest performance levels possible, increase data availability, automate arduous administrative tasks, dramatically reduce completion time, and deliver new products or enhancements to end-users faster and with more flexibility. Principal database management products include the following:

  . Database Analyzer--a DB2 DASD and database monitoring, analysis, validation, forecasting and tuning tool. It provides extensive statistical reporting capabilities, automated maintenance, auditing of internal structures, as well as a DB2 page editor.

  . RC Migrator--a tool that automates DB2 object and data migrations and alterations, while maintaining object dependencies and preserving data security. Migrations may be performed on a one-to-one or one-to-many basis.

  . TS Reorg--a powerful tablespace reorganization tool for Oracle, Informix and Sybase databases of any size. TS Reorg delivers fast reorganizations of entire tablespaces, individual tables and indexes. It also provides efficient fragmentation of used and free space and automatic data partitioning. TS Reorg can run on UNIX, VMS or Windows NT-based server systems.

  Systems Management Products--The Company offers products that enable organizations to manage resources and events to optimize and centralize different platforms, whether local or remote, so that applications can scale to large numbers of machines and reside where they are most cost-efficient; to automate routine systems maintenance tasks and processes, thereby streamlining enterprise management, enhancing system reliability and reducing costs; and to simplify the management of disparate systems and enterprise-wide applications and increase end-use productivity. Included in these product offerings are solutions for systems management spanning several related disciplines, including job and process management, enterprise automation, storage management, output management, problem resolution, security management, distribution management, asset management, change and configuration management, performance management, finance and resource management, capacity planning, and networking and connectivity. The Company offers over 20 products developed to provide the functionality required by businesses, while scaling across multiple platforms that include UNIX, Windows, Windows NT, OS/400, OS/2, MVS and VMS. Principal systems management products include the following:

  . AutoSys--a reliable batch job scheduler which simplifies the task of managing and monitoring multiple jobs in distributed UNIX environments. It provides centralized control of job execution across heterogeneous platforms and offers flexible features, such as self-correcting job control and automated restart and recovery capabilities.

  . DBVision--a scalable, UNIX-based tool for continuous monitoring and centralized management of Oracle, Sybase, Microsoft SQL Server and Informix databases in any size network. DBVision collects and displays performance measurements in real time or retrospect. It automatically detects and corrects performance problems and predicts space shortages.

  . AutoSecure--a tool that provides mainframe-caliber security for UNIX hosts, which makes administration consistent across UNIX platforms. It protects LOGINs to the system, password quality, execution of privileged programs, file access, user ID substitutions and network connections.

  Application Lifecycle Products--The Company offers products that enable organizations to streamline the entire application lifecycle, from estimation to deployment and maintenance. These products also facilitate the development of sophisticated, high-performance systems that can adapt to changes in evolving, open environments. Business processes are automated through solutions for project and process management, analysis and design, construction, testing, distribution, change and configuration management, and help desk support. Principal application lifecycle products include the following:

  . AionDS--a complete application development solution that combines rule-based technology and object-oriented programming. Developers can use its powerful language to build applications that automate complex business strategies and process logic.

  . CCC/Harvest--a tool that provides software change and configuration management, integrated problem tracking and software process automation in open, client/server environments through a consistent interface. It integrates with other tools and monitors the development process for individual developers, development teams and application managers.

  . Paradigm Plus--a powerful, object-oriented analysis and design tool that supports Enterprise Component Modeling (ECM), code generation and reverse engineering. Using ECM, companies can identify business requirements, model and build reusable application components and manage long-term information systems.

  Data Warehouse Products--The Company offers an integrated set of solutions for all major warehousing functions, including data extraction and refinement, data distribution, and data access and analysis. This comprehensive solution set helps organizations build, manage and maintain data warehouses. A data warehouse is a data store that gives end-users full access to periodically consolidated, historical data for making business decisions and analyzing trends without jeopardizing the performance of mission-critical operations. Warehousing tools can capture data in many forms on numerous platforms, transfer it to multiple database platforms and provide users with the means to access and manage such information. Repository tools play a key role in data warehouses as places for centralized control and collection points for status information concerning the warehouses and their activities. Principal data warehouse products include the following:

  . InfoPump--a bi-directional client/server middleware tool, InfoPump automates the process of replicating, transferring and integrating data in heterogeneous environments on a scheduled or event-driven basis.

  . Repository--a metadata source that links warehouse resources, targets and end-user query tools, enterprise-wide. Repository stores the information necessary to define a migration environment and for the mapping of sources to targets, as well as translation requirements, business rules and selection criteria for building a warehouse.

  Business Intelligence Products--The Company offers an integrated tool set that enables organizations to better leverage their corporate data investments. These products allow end-users to derive value and insight from corporate information by facilitating the access, analysis, reporting and delivery of enterprise data. Powerful point products can be used separately to meet specific needs, or as part of an integrated business intelligence solution. By bringing database and warehouse information to enterprise desktops, users can effectively identify business trends, analyze complex information, create timely reports and make informed decisions. Principal business intelligence products include the following:

  . Forest & Trees--a data analysis and reporting tool for sophisticated business intelligence and decision support systems. It enables end-users and developers to collect, combine, monitor and analyze information from a variety of sources, including PC spreadsheets and databases, database servers, mainframe systems and Lotus Notes.

  . InfoBeacon--a next-generation decision support solution that contains an analytical processing engine to handle user requests for multi-dimensional views of data stored in relational database management systems and to perform standard and custom calculations. Based on a three-tier client/server architecture, InfoBeacon brings rapid response and enterprise scalability to the data warehouse analysis environment.

  . InfoReports--an advanced reporting tool that lets end-users create ad hoc and production reports using a familiar Windows interface. Users can build multiple-query reports that combine data from different databases. These reports can be executed on any client or server while retaining identical formatting attributes.

  Applications Solutions Products--The Company also provides decision support warehouses to suit the needs of specific industries. These prepackaged solutions contain a data warehouse structure designed for optimal query performance, combined with a decision support system that provides users with timely access to value-added information. Applications are available now for the insurance industry as well as sales and marketing support functions. The Company expects to offer additional applications in 1997. The following is a description of the Company's insurance industry applications solution:

  . RiskAdvisor--this product suite, which provides a comprehensive strategic solution for analyzing large amounts of stored business data, was designed specifically for the insurance industry. It provides multiple analytical facilities, all keyed to insurance business indicators. This allows companies to proactively manage their businesses by identifying loss activity trends, reducing operating costs in policy issuance and claims control and understanding claim caseload activity.

  In the past, businesses licensed products on a stand-alone basis to address each of their needs as they arose, including management performance, systems security, object design and quality assurance. By combining tools and technologies within and across its business units, the Company now provides product suites that feature a variety of functions which present complete solutions to businesses' software infrastructure problems. These integrated product offerings allow businesses to experience comprehensive benefits without having to deal with multiple products or multiple vendors. The Company has designed product suites that address software infrastructure problems that are shared by businesses from various industries, as well as product suites that target software infrastructure problems that are unique to specific industries. The following provides a brief description of some of the Company's recent product suite offerings:

  . SystemVision 2000--this product suite, developed through a combination of tools and technologies made available through internal development, acquisitions and marketing agreements, provides an end-to-end solution to the problem created by the century date change, commonly known as the Year 2000 problem. It enables businesses to analyze, plan, implement and test century date changes in an integrated manner. As a result, businesses can minimize exposure, more effectively plan resources and reduce costs and time associated with the Year 2000 problem.

  . Netcessities--this product suite, which is the result of integration between, and enhancements to, the Company's application lifecycle solution products, enables professional developers to analyze, construct, test and deploy enterprise-wide intranet applications. It offers a complete solution for delivering mission-critical applications to businesses' intranets, emphasizing object-oriented technologies and sophisticated database access.

PRODUCT LICENSES

  The Company provides its software products to customers under non-exclusive, non-transferable license agreements (including standard shrink-wrap licenses for certain products). As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Under the Company's current standard license agreement, licensed software may be used solely for the customers' internal operations and only on designated hardware at specified sites, which may be comprised of a stand-alone computer, a single network server with multiple terminals or multiple network servers with multiple terminals.

  Licenses for the Company's software are almost exclusively perpetual, although annual and monthly licenses are also offered. License fees may be due upon execution by the customer of the applicable product agreement or may be payable over time for contracts involving multi-year commitments for maintenance and product upgrades. List prices are based upon the size of the processor, number of servers and/or number of users, depending upon the type of license and product being licensed. The Company's published list price includes discounts for suite, enterprise and multi-site licenses. Licenses generally include more than one product. Under the Company's current standard license agreement, maintenance is renewed on an annual basis by the customer paying the current maintenance fee. Customers may also commit for maintenance and product support over extended periods of time. See "Technical Support and Maintenance."

PRODUCT DEVELOPMENT

  The Company is pursuing its strategy by continuing its emphasis on internally developing new software products and product enhancements, acquiring products, technologies and businesses complementary to the Company's existing product lines and forming alliances with leading technology companies. The Company has formed separate in-house development teams to efficiently integrate acquired products and technologies into existing product lines. During 1996, 1995 and 1994, product development and support expenses of the Company were $160,379,000, $94,027,000 and $51,781,000, respectively. As of March 25, 1997, the Company employed approximately 1,665 persons in product development and support.

  Internal Development--The Company will continue to rely on the internal development of products for expansion of its product lines. The Company believes its RDBMS expertise and experience give it a competitive advantage in developing products that address increasingly complex environments and that meet evolving customer needs. In order to fully exploit acquired software development personnel, and to access new sources of talent, the Company has established approximately 34 independent development laboratories, generally at the locations of newly-acquired companies. These development laboratories are interconnected via video conferencing, e-mail, Lotus Notes and other communication technologies, and use various hardware, operating systems and database systems which give the Company the ability to simulate the environments of its customers. Laboratories have responsibility for their product lines and receive guidance from POEMS teams to foster interoperability.

  Acquisitions--The Company continually reviews acquisition candidates with leading-edge products and technologies that could enhance the Company's product portfolio. The Company has particularly emphasized this approach to accelerate the Company's expansion beyond the relational database management market. The technologies associated with the products of the acquired businesses are being incorporated into the Company's existing internally developed products and are being used in developing new products. In addition to providing the Company with new products and technologies, these acquisitions have provided the Company with experienced teams of product developers who now staff the Company's independent development laboratories. The Company plans to continue to pursue acquisition opportunities because it believes that acquisitions are an essential part of the Company's strategy to compete effectively in its rapidly evolving marketplace.

  Technology Relationships--To reinforce its commitment to providing solutions for CIOs' software infrastructures, the Company has implemented its PLATINUM Partner Program, whereby the Company has established strategic and technology relationships with several hardware, software and database vendors. The Company believes that in order to provide solutions for heterogeneous computing environments, it will need to continue to establish and maintain key relationships with leading technology companies, such as IBM/Tivoli, Hewlett-Packard, Oracle, Sybase, Informix and Microsoft. These technical and marketing alliances provide the Company early access to product information and pre-release software.

PROFESSIONAL SERVICES

  As part of its strategy to provide complete solutions for CIOs, the Company offers a range of professional services, including consulting services and educational programs. These services help businesses construct and manage infrastructures in which complex software products can be used. These services can improve and accelerate customization, implementation and deployment of the Company's software products. The Company believes that more rapid and effective implementation of its software products will lead to increased customer satisfaction and greater follow-on sales. For these reasons, the Company is beginning to package its professional services as a standard feature of its product sales. As of March 25, 1997, the Company employed approximately 750 persons in professional services.

  Consulting Services--The Company is focusing significant effort on developing and expanding its consulting services group. Primarily developed through recent acquisitions of consulting services companies, this group provides consulting services to end-user customers of computer systems, including those that desire to migrate from information systems that use proprietary environments to open systems environments. Other services provided include (i) technology selection, strategy and infrastructure, (ii) large scale systems design, implementation and management, (iii) data warehouse design and implementation, (iv) systems troubleshooting and (v) rapid prototyping of open systems to ascertain feasibility. Customers for these services include original equipment manufacturers, the Company's product customers, system integrators and business end-users.

  Educational Programs--The Company believes that its education services play an important role in increasing market awareness of its software products among IT personnel, including application developers, database administrators and end-users. Offering a comprehensive curriculum that supports leading technologies, the Company conducts a set of training courses designed to deal with the critical issue of skills management.

These courses cover several key technology areas of software infrastructure management and are held at various training centers in the U.S. and throughout the Company's international operations. The Company also offers on-site computer-based training courses and self-led Internet-based training courses that users may complete in their own offices or homes. The Company believes that this capability has further strengthened the Company's position in the education market.

  The Company continually reviews acquisition candidates that are leading-edge service providers that could enhance the Company's service offerings. The Company is also expanding its professional services through internal growth.

SALES AND MARKETING

  The Company employs a multi-faceted sales strategy. For software products, the Company utilizes telemarketers, an inside sales force, an outside sales force, product seminars, user group participation, direct mail and print advertising. The Company also utilizes certain indirect sales channels, such as distributors, VARs and OEM relationships for selected products.

  Domestic (U.S.) Software Sales--Since January 1, 1997, the Company has organized its domestic direct sales force by regions throughout the United States. The Company formerly combined the domestic and Canadian sales forces to represent the North American sales force. The Canadian sales team is now part of the Company's international sales force. To support the rapid expansion of its product line, the Company, during 1996 and 1995, accelerated its sales force hiring and training process. The Company currently has approximately 350 individuals in its domestic direct sales force.

  Generally, for domestic software product licenses, the Company's telemarketing specialists call prospective customers to identify and qualify leads. Once a lead has been qualified, the prospective client is turned over to an inside sales person to arrange a short-term, free product evaluation of the Company's products, to the extent appropriate. Once a product evaluation has been arranged, a direct sales person and a technical field support person call on the prospective customer to assist it with trials, demonstrate product features and close sales. The evaluation process allows a user to test the products' overall effectiveness, performance and competitive capabilities before entering into a license agreement. The Company also licenses certain software products, for which trials are not appropriate, through the use of its telemarketing organization and shipment of such products under shrink-wrap or other license. The Company employs sophisticated call center technology for the Company's telemarketers and sales force automation tools for tracking, forecasting and reporting across the various sales teams.

  International Software Sales--The Company generally markets its products overseas through a network of wholly-owned subsidiaries. Generally, these subsidiaries use an approach similar to that used by the Company domestically, utilizing an international direct sales force of approximately 200 individuals. As of March 25, 1997, the Company had subsidiaries in Australia, Austria, Belgium, Brazil, Denmark, Finland, France, Germany, Hong Kong, Indonesia, Italy, Japan, Korea, Malaysia, the Netherlands, Norway, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. The Company expects that it will establish other foreign subsidiaries in the future to meet its strategic objectives. In a few countries, primarily in South America and the Middle East, the Company markets its products through independent distributors.

  Global Accounts--The Company now designates certain large, geographically disbursed entities as "global accounts." Each of these accounts is managed, on a worldwide basis, by a single executive who focuses his or her attention on the diverse needs of the enterprise.

  Professional Services--The Company's consulting services and educational programs are marketed by separate direct sales forces.

  User Group Leadership--The Company believes that its sales and marketing efforts have also been greatly enhanced by participation in domestic and international user groups. The Company plays a major role in the activities of International DB2 Users Group, the International Oracle Users Group, the International Sybase Users Group and other smaller user groups, and expects to continue to do so in the future.

TECHNICAL SUPPORT AND MAINTENANCE

  The Company's in-house technical support group, located at various sites throughout the U.S., provides pre-sale, installation and post-sale support, including toll-free telephone support during regular business hours, to current users and potential customers evaluating the Company's products. The technical support group also offers seven-day, 24-hour toll-free telephone service for an additional fee. The Company believes that effective technical support during product evaluation substantially contributes to product acceptance, and that post-sale support has been, and will continue to be, a substantial factor in customer satisfaction.

  The Company offers a maintenance program for its software products, which consists of product enhancements, updated products and technical support. Maintenance is typically provided without additional charge during the warranty period defined in the license agreements. Under the Company's standard license agreement, customers renew maintenance and support on an annual basis by paying the current maintenance fee. Customers may also commit for maintenance and product support over extended periods of time. Maintenance revenue implicit in new product sales and recurring maintenance charges are recognized ratably over the period the maintenance and support services are to be provided.

COMPETITION

  The Company operates in highly competitive markets and expects competition to increase. The Company has encountered substantially enhanced competition as it has moved from the relational database tool market to the much larger software infrastructure products market and as it has entered the consulting services business. The Company has also experienced many new competitors, including relational database vendors and systems software companies. Many of the Company's current and prospective competitors have significantly greater financial, technical and marketing resources than the Company. In addition, many prospective customers may have the internal capability to implement solutions to their problems.

  The competitive factors affecting the market for the Company's software products include the following: product functionality, integration, performance and reliability; demonstrable economic benefits for users relative to cost; quality of customer support and user documentation and ease of installation; vendor reputation, experience and financial stability; and price.

  The Company believes that it has competed effectively to date. The Company's ability to remain competitive will depend, to a great extent, upon its ongoing performance in the areas of product development and customer support. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers. The Company also expects to continue its strategy of identifying and acquiring software infrastructure products and technologies and businesses which have developed such products and technologies.

  In addition, the Company encounters competition from a broader range of firms in the market for professional services. Many of the Company's current and prospective competitors in the professional services business have significantly greater financial, technical and marketing resources than the Company. The competitive factors affecting the market for the Company's professional services include the following: breadth and quality of services offered, vendor reputation and the ability to retain qualified technical personnel.

INTELLECTUAL PROPERTY RIGHTS

  The Company has historically relied upon a combination of contractual rights, trademarks, trade secrets, and copyright laws to establish and protect its proprietary rights in its products. The Company also holds some patents and believes that patents are becoming increasingly important to the software industry. Consequently, the Company is taking actions to further protect its proprietary rights through software patents. The Company's license agreements restrict a customer's use of the Company's software and prohibit disclosure to third persons. Notwithstanding those restrictions, it may be possible for unauthorized persons to obtain copies of the Company's software products. The Company believes that because of the rapid pace of technological change in the computer software industry, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company. The Company registers its product names and other trademarks in the United States and certain foreign countries.

EMPLOYEES

  As of March 25, 1997, the Company employed approximately 4,070 persons, including 1,345 in sales, marketing and related activities, 1,665 in product development and support, 750 in professional services and 310 in management, administration and finance. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

  The Company's principal administrative, marketing, training, and product development and support facilities are located in Oakbrook Terrace, Illinois, where the Company leases approximately 322,000 square feet under leases terminating in December 2002, with plans to lease additional space in the near future. The Company has recently leased an additional approximately 164,000 square feet of administrative, marketing, sales and product development space in Lisle, Illinois, near the Company's headquarters, under leases terminating in January and October 2003. In addition, the Company leases space for approximately 100 sales offices and product development laboratories throughout the United States and Canada, ranging in size from approximately 1,000 to 45,000 square feet. The Company plans to expand certain of these facilities and believes that its existing space and planned expansions will be adequate to meet its needs during 1997. The Company anticipates seeking additional space in the future to accommodate its growth.

ITEM 3. LEGAL PROCEEDINGS

Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes v. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France).

  Altai, Inc., a wholly-owned subsidiary of the Company ("Altai"), is involved in a suit in France which concerns copyright infringement claims identical to those on which Altai previously prevailed against Computer Associates International, Inc. ("CA") in the U.S. The French appellate court granted Altai's request that the U.S. appellate courts copyright ruling should bind the Commercial Court of Bobigny as a matter of law. In January 1995, the French appellate court issued a decision rejecting CA's claim of copyright infringement. CA's subsequent appeal is still pending as well as motions from Altai that the U.S. court decisions are binding with respect to the French case.

BeaconWare v. Reltech Group, Inc., PLATINUM technology, inc. and Software Interfaces, Inc.

  BeaconWare, a Maine software developer, sued in the Maine Superior Court the Company, Reltech Group, Inc. ("Reltech") and Software Interfaces, Inc. ("SII"), two wholly-owned subsidiaries, seeking compensatory and punitive damages and equitable relief, on tort and contract theories, with respect to Reltech's alleged failure to market SQLPro, a BeaconWare query tool. On November 6, 1996, BeaconWare and the defendants settled the action and dismissed the proceeding. The defendants paid to BeaconWare an amount which the Company considers immaterial.

  The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. Management currently believes the ultimate outcome of such matters and those described above will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock, $.001 par value (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "PLAT." The following table sets forth, for the quarters indicated, the range of high and low closing sale prices for the Common Stock on the Nasdaq National Market.

                                                                 PRICE RANGE OF
                                                                  COMMON STOCK
                                                                ----------------
                                                                  HIGH     LOW
                                                                -------- -------
      Year Ended December 31, 1995:
        First Quarter.......................................... $25      $19
        Second Quarter.........................................  20 1/4   15
        Third Quarter..........................................  25 1/4   18 1/8
        Fourth Quarter.........................................  20 5/8   14 1/2
      Year Ended December 31, 1996:
        First Quarter.......................................... $18 3/8  $11 7/8
        Second Quarter.........................................  18 3/16  12 7/8
        Third Quarter..........................................  15 1/4    9 3/4
        Fourth Quarter.........................................  14 3/4   11

  As of March 25, 1997, the Company's stock was held by approximately 1,138 holders of record.

  The Company has never declared any cash dividends or distributions on its capital stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

  On December 13, 1996, the Company acquired all of the outstanding capital stock of VREAM, Inc. ("VREAM") from the shareholders of VREAM, in exchange for 760,383 shares of Common Stock. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. There were no underwriters or other distributors.

  The Company did not sell any other unregistered securities during the fourth quarter of 1996.

ITEM 6. SELECTED FINANCIAL DATA

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  The selected consolidated financial data set forth below have been derived from the historical financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto contained elsewhere herein.

                           1996       1995(1)      1994(1)      1993(1)     1992(1)
                         --------     --------     --------     --------    --------
STATEMENT OF OPERATIONS
 DATA
  Total revenues........ $439,190     $304,676     $225,439     $175,380    $141,964
  Operating income
   (loss)...............  (82,493)(2) (128,162)(3)   (2,223)(4)    3,336(5)    3,012 (6)
  Net income (loss).....  (67,962)(2) (111,933)(3)   (2,644)(4)      625(5)   (2,433)(6)
  Net income (loss) per
   share................    (1.22)(2)    (2.59)(3)    (0.07)(4)     0.02(5)    (0.06)(6)
  Shares used in per
   share calculation....   55,564       43,267       39,890       37,971      35,507
BALANCE SHEET DATA
  Cash, cash equivalents
   and investments...... $181,822     $132,775     $124,563     $ 69,554    $ 60,054
  Working capital.......  209,621      126,679       89,651       43,607      40,530
  Total assets..........  609,512      438,188      262,760      169,882     136,307
  Long-term obligations
   and acquisition-
   related payables,
   less current portion.  118,302       11,342        9,075        3,416         181
  Total stockholders'
   equity...............  291,201      288,452      158,837       92,944      82,963

--------
(1) The selected consolidated financial data give retroactive effect to the acquisitions of Prodea Software Corporation ("Prodea") as of February 8, 1996, Paradigm Systems Corporation ("Paradigm") as of March 26, 1996, and Axis Systems International, Inc. ("Axis") as of March 29, 1996, each of which has been accounted for under the pooling-of-interests method for financial reporting purposes. As a result, the financial position and results of operations are presented as if the combining companies had been consolidated for all periods presented.
(2) Reflects a pre-tax charge for acquired in-process technology of $48,456,000 relating to the Company's acquisitions of the outstanding capital stock of Advanced Systems Technologies, Inc. ("AST"), Software Alternatives, Inc. (d/b/a System Software Alternatives) ("Software Alternatives"), Grateful Data, Inc. (d/b/a TransCentury Data Systems) ("Grateful Data") and VREAM, Inc. ("VREAM"); substantially all of the assets of the Access Manager business unit of the High Performance Systems division of International Computers Limited ("Access Manager"); and certain product technologies. Also reflects a pre-tax charge for merger costs of $5,782,000 relating primarily to the Company's acquisitions of Prodea, Paradigm and Axis.
(3) Reflects a pre-tax charge for acquired in-process technology of $88,493,000 relating to the Company's acquisitions of the outstanding capital stock of SQL Software Corporation ("SQL"), Reltech, Advanced Software Concepts, Inc. ("ASC"), AIB Software Corporation ("AIB"), Protellicess Software, Inc. ("Protellicess") and BMS Computer, Inc. ("BMS"); the net assets of ViaTech Development, Inc. ("ViaTech"), BrownStone Solutions, Inc. ("BrownStone") and ProtoSoft, Inc. ("ProtoSoft"); and certain product technologies. Also reflects a pre-tax charge for merger costs of $30,819,000 relating to the Company's acquisitions of SII, Answer Systems, Inc. ("Answer"), Locus Computing Corporation ("Locus"), Altai, Trinzic Corporation ("Trinzic") and Softool Corporation ("Softool").
(4) Reflects a pre-tax charge for acquired in-process technology of $24,594,000 relating to the Company's acquisitions of the outstanding capital stock of Dimeric Development, Inc. ("Dimeric") and the net assets of Aston Brooke Corporation ("Aston Brooke") and AutoSystems Corporation ("AutoSystems").
(5) Reflects a pre-tax charge for acquired in-process technology of $8,735,000 relating to the Company's acquisition of the outstanding capital stock of Datura Corporation ("Datura") and a pre-tax charge of $4,659,000 relating to Trinzic and Locus restructuring costs.
(6) Reflects a pre-tax charge of $7,873,000 relating to Trinzic restructuring costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The discussion below contains certain forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1997 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Safe Harbor Provision" on page 23 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

GENERAL

  The Company develops, markets and supports software products, and provides related professional services, that help CIOs better manage their software infrastructures. The Company's products and services increase the performance and interoperability of computing systems and databases and provide users, primarily in large and data intensive organizations, with more reliable and productive access to and use of critical information. As an integral part of the Company's growth strategy, it has consummated a number of significant business combinations, including acquisitions of SII, Answer, Locus, Altai, Trinzic, Softool, Prodea, Paradigm and Axis, each of which has been accounted for using the pooling-of-interests method. As a result, the Company's consolidated financial statements are presented as if the Company and such acquired companies had been consolidated for all periods presented. Information regarding the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to these acquisitions. See note 2 of the notes to the Company's consolidated financial statements, included in this Form 10-K, for a more detailed discussion of these acquisitions.

RESULTS OF OPERATIONS

  The following table sets forth for the years indicated (1) each line item from the statement of operations expressed as a percentage of revenues, and
(2) the percentage change in each line item from the prior year.

                                  PERCENTAGE OF
                                  TOTAL REVENUES
                                   YEARS ENDED                YEAR-TO-YEAR
                                   DECEMBER 31,             PERCENTAGE CHANGE
                                  ------------------   ---------------------------
                                                       1996 COMPARED 1996 COMPARED
                                  1996   1995   1994      TO 1995       TO 1995
                                  ----   ----   ----   ------------- -------------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software products..............  56%    52%    51%         54%           39%
  Maintenance....................  23     25     26          34            30
  Professional services..........  21     23     23          34            32
                                  ---    ---    ---
    Total revenues............... 100    100    100          44            35
                                  ---    ---    ---
Costs and expenses:
  Professional services..........  19     19     19          37            41
  Product development and
   support.......................  37     31     23          71            82
  Sales and marketing............  42     39     34          57            55
  General and administrative.....   9     14     14          (5)           27
  Merger costs...................   1     10    --          (81)            *
  Acquired in-process technology.  11     29     11         (45)          260
                                  ---    ---    ---
    Total costs and expenses..... 119    142    101          21            90
                                  ---    ---    ---
Operating loss................... (19)   (42)    (1)          *             *
Other income.....................   1      1      1          20            40
                                  ---    ---    ---
Income (loss) before income
 taxes........................... (18)   (41)   --            *             *
Income taxes.....................  (3)    (4)     1           *             *
                                  ---    ---    ---
Net loss......................... (15)%  (37)%   (1)%         *             *
                                  ===    ===    ===

--------
*Not meaningful.

REVENUES

  The Company's revenues are currently derived from three sources: (i) license fees for licensing the Company's proprietary software products; (ii) maintenance fees for maintaining, supporting and providing current upgrades of the Company's software products; and (iii) revenues from professional services, which consist of consulting services and educational programs. Total revenues from all sources for 1996 were $439,190,000, an increase of $134,514,000, or 44%, over 1995 total revenues of $304,676,000. Total revenues for fiscal 1995 increased $79,237,000, or 35%, over 1994 total revenues of $225,439,000.

  Revenues from customers in North America (U.S. and Canada) represented 76%, 76% and 82% of the Company's total revenues in 1996, 1995 and 1994, respectively. Revenues from international customers (non-North American) represented 24%, 24% and 18% of the Company's total revenues in 1996, 1995 and 1994, respectively. The increased proportion of international revenues to total revenues in 1996 and 1995 as compared to 1994 was the result of the significant investment in the global marketplace. The Company's North American and international revenues both grew 44% in 1996 as compared to 1995. As a result, the proportion of international to worldwide revenues remained constant between years. The Company anticipates that its international business will continue to experience solid growth as the international sales force gains tenure. International revenues are now generated almost entirely by the Company's international subsidiaries. For 1996, approximately 4% of the Company's international revenues were provided by the Company's international affiliates, which are independent distributorships through which the Company previously generated a substantial portion of its international product revenues.

  Software Products. Software products revenues represented 56%, 52% and 51% of total revenues in 1996, 1995 and 1994, respectively. In 1996, software products revenues increased 54% to $243,938,000 over 1995 as a result of increases of 64%, 50%, 66%, 20% and 63%, respectively, experienced by the Company's database management, systems management, application lifecycle, data warehouse and business intelligence business units. From 1994 to 1995, software products revenues increased 39% from $113,749,000 to $158,597,000. The Company believes the growth in software products revenues over the past three years has resulted from the continued marketplace acceptance of the Company's products across all business units and the Company's aggressive expansion of its sales and marketing efforts, as well as new product offerings. During 1996, the Company expanded its customer base, increased sales of integrated product suites and executed larger sales transactions. The Company's database management, systems management, application lifecycle, data warehouse and business intelligence business units represented 40%, 29%, 11%, 10% and 10%, respectively, of total software products revenues in 1996; 38%, 29%, 11%, 13% and 9%, respectively, of total software products revenues in 1995; and 47%, 24%, 12%, 6% and 11%, respectively, of total software products revenues in 1994.

  Near the end of 1996, the Company established a new business unit, applications solutions, which provides data warehouse structures tailored to fulfill the decision support requirements of specific industries. Revenues derived from this business unit during 1996 were minimal. The Company anticipates this new business unit will incur substantial growth during 1997 as its products are launched into the marketplace.

  Maintenance. Maintenance revenues in 1996 increased 34% over 1995 to $102,364,000, and 1995 maintenance revenues of $76,498,000 represented an increase of 30% over 1994 maintenance revenues of $58,837,000. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first year maintenance fees bundled in certain software product sales. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increases during 1996 and 1995 were primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Maintenance fees implicit in certain new software product sales also contributed to the increase. Management believes that maintenance revenues should continue to increase as the installed base of the Company's software products increases and matures.

  Professional Services. Professional services revenues are associated with the Company's consulting services business and educational programs. In 1996, professional services revenues increased 34% over 1995 to

$92,888,000. From 1994 to 1995, professional services revenues increased 32% from $52,853,000 to $69,581,000. The increases in professional services revenues during 1996 and 1995 were primarily due to the addition of established consulting practices through various acquisitions during these years, as well as the growth experienced within these acquired businesses. The Company expects its professional services business to continue to grow as it focuses on offering consulting, systems integration and educational programs as part of, and in conjunction with, its comprehensive software infrastructure management solutions.

COSTS AND EXPENSES

  Total expenses for 1996 were $521,683,000, an increase of 21% over 1995 expenses of $432,838,000, which increased 90% over 1994 expenses of $227,662,000. Total expenses for 1996, excluding merger costs and acquired in-process technology charges, were $467,445,000, an increase of $153,919,000, or 49%, compared to $313,526,000 for 1995. Total expenses for 1995, excluding merger costs and acquired in-process technology charges, increased 54% as compared to 1994 total expenses, excluding acquired in-process technology charges, of $203,068,000. During 1996 and 1995, the Company incurred significant costs in supporting its development laboratories and in building the infrastructure to support the significantly larger combined company that is the result of recent acquisitions. These costs were primarily associated with the expansion of the inside and outside sales forces; hiring of product developers and support technicians plus key management personnel; training all personnel in software infrastructure systems issues and new products; providing additional financial and technical support to the international subsidiaries established in recent years; translating product materials into numerous foreign languages; and augmenting internal support systems. Management believes that such investments have been, and continue to be, necessary to fully exploit the market opportunity for the newly acquired products and to adequately manage the significantly larger enterprise.

  Professional Services. Costs of professional services increased to $82,657,000 in 1996 from $60,341,000 in 1995 and $42,858,000 in 1994. Costs of professional services as a percentage of professional services revenue were 89%, 87% and 81% in 1996, 1995 and 1994, respectively. The increases in these expenses during 1996 and 1995 were related to salaries and other direct employment expenses as a result of the Company's continued hiring to support this business, the increased use of external consultants and the addition of established consulting practices through various acquisitions. The Company anticipates professional services expenses will decrease as a percentage of professional services revenue as the productivity of the professional services workforce increases.

  Product Development and Support. Product development and support expenses increased to $160,379,000 in 1996, from $94,027,000 in 1995 and $51,781,000 in
1994. Product development and support expenses as a percentage of total revenues were 37%, 31% and 23% in 1996, 1995 and 1994, respectively. The increases in these expenses in 1996 and 1995 were primarily attributable to the hiring of additional product developers, in-house as well as field technical support personnel and technical writers; increased allocated charges for office space and overhead; and increased hardware and software costs related to the product development effort. In addition, the Company's expansion of its product line, growing customer base and focus on the global marketplace resulted in higher travel expenses and increased product documentation costs during 1996 and 1995. Higher bonus and royalty expenses associated with increased software product revenues in 1996 and 1995 also contributed to the increase in product development and support expenses.

  The Company has devoted substantial resources to the development and integration of its products and technologies to provide complete, customized management solutions for software infrastructure problems. As a result, through the second quarter of 1996, the Company hired a significant number of product development and support personnel. The Company believes that these actions were required in order to strengthen its competitive position in the software infrastructure marketplace, enhance existing products and satisfactorily support the Company's growing customer base. However, as the Company tempered hiring of product developers and support personnel in the second half of 1996 and continued to focus on cost containment efforts, product development and support expenses as a percentage of total revenues decreased to 34% for the last six months of 1996. Although product development and support expenses will remain a significant component of annual operating expenses, the Company anticipates that these expenses will continue to decrease as a percentage of total revenues.

  In 1996, 1995 and 1994, the Company capitalized $27,246,000, $13,591,000 and
$5,987,000, respectively, of internal software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Product development and support expenses plus capitalized internal software development costs, net of related amortization expense, were $187,625,000 in 1996, $107,618,000 in 1995 and $57,768,000 in 1994, which amounted to 54%, 46% and 33%, respectively, of software product and maintenance revenues during those periods.

  Sales and Marketing. Sales and marketing expenses increased to $185,185,000 in 1996 from $117,906,000 in 1995 and $75,885,000 in 1994. Sales and marketing expenses as a percentage of total revenues were 42%, 39% and 34% in 1996, 1995 and 1994, respectively. The continuous increase in these expenses as a percentage of total revenues from 1994 to 1996 was primarily attributable to costs associated with the significant expansion of the domestic and international outside and inside sales forces and telemarketing organization. The Company also incurred higher commission expense associated with the increase in software products revenues during 1996 and 1995. Also contributing to the increase in sales and marketing expenses were greater marketing costs associated with the Company's expanded product line. The Company believes the large investment in sales and marketing made during 1996 and 1995 was necessary in order to build the sales organization required to distribute the Company's expanded product line and exploit new market opportunities. The Company expects that sales and marketing expenses will decrease as a percentage of revenues as the sales force gains tenure and as the Company continues to focus on consolidating marketing resources for its global marketing strategy.

  General and Administrative. General and administrative expenses decreased to $39,224,000 in 1996 from $41,252,000 in 1995, which was an increase from
$32,544,000 in 1994. General and administrative expenses as a percentage of total revenues were 9%, 14% and 14%, in 1996, 1995 and 1994, respectively. The increase in these expenses from 1994 to 1995 was primarily related to salaries and other direct employment expenses attributable to an expanded administrative staff in both the U.S and international subsidiaries, amortization of excess of cost over net assets acquired related to the Company's acquisitions accounted for as purchases and increased professional fees. During 1996, a concerted effort to consolidate redundant administrative functions at the Company's various domestic locations resulted in a significant reduction in these expenses as a percentage of total revenues.

  Merger Costs. Merger costs were $5,782,000 and $30,819,000 in 1996 and 1995, respectively. The Company incurred no merger costs in 1994. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company expects to incur merger costs in connection with future acquisitions accounted for as poolings of interests. These costs will be expensed in the periods in which the transactions are consummated.

  Acquired In-Process Technology. Acquired in-process technology charges were $48,456,000, $88,493,000 and $24,594,000 in 1996, 1995 and 1994, respectively.
Acquired in-process technology charges relate to acquisitions of software companies and product technologies. These acquisitions were accounted for under the purchase method, and portions of the purchase prices were allocated to acquired in-process technology. The 1996 acquisition volume decreased from the level of activity in 1995. See note 2 of the notes to the Company's consolidated financial statements for a more detailed discussion of these acquisitions.

  Prior to completing these acquisitions, the Company conducted reviews in order to determine the fair market value of the organizations and technologies to be acquired. These reviews consisted of an evaluation of existing products, research and development in process (projects that had not reached technological feasibility and had no alternative future use), customers, financial position and other matters. The acquired in-process research and development represent unique and emerging technologies, the application of which is limited to the Company's software infrastructure strategy. Accordingly, these acquired technologies have no alternative future use. The Company believes it has budgeted adequate research and development resources to complete the contemplated projects over time periods ranging from six to eighteen months from the dates of acquisition. The Company expects to continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated. The Company plans to continue to pursue merger and acquisition opportunities, because it believes that acquisitions are an essential part of the Company's strategy to compete effectively in its rapidly evolving marketplace.

OTHER INCOME

  Other income was $5,156,000 in 1996 as compared to $4,281,000 in 1995 and $3,052,000 in 1994. The increase in other income during 1996 as compared to 1995 was primarily attributable to realized gains on the sale of investments securities classified as available-for-sale and unrealized holding gains on trading securities. This increase was partially offset by interest expense on the Company's convertible subordinated notes issued in November 1996 (see "Liquidity and Capital Resources") and lower interest income earned on smaller cash and investment balances in the first ten months of 1996 as compared to the prior-year period. The increase in other income in 1995 over 1994 was primarily attributable to interest earned on higher cash and investment balances maintained during 1995 as compared to 1994.

INCOME TAXES

  The Company recognized an income tax benefit of $9,375,000 in 1996 and $11,948,000 in 1995 and an income tax expense of $3,473,000 in 1994.

  The Company has available approximately $234,891,000 of net operating loss carryforwards and $10,682,000 of tax credit carryforwards for Federal income tax purposes, expiring through the year 2011. Some of the Company's tax carryforwards are subject to limitations as to the amounts which may be used in future years.

RECENT DEVELOPMENTS

  On January 31, 1997, the Company acquired all of the outstanding capital stock of Australian Technology Resources Pty Limited ("ATR"), a leading provider of information technology consulting services, in exchange for 313,784 shares of Common Stock, which had a market value, based upon the trading price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $5,000,000 at the time of the acquisition.

  On February 18, 1997, the Company acquired all of the outstanding capital stock of GEJAC, Inc. ("GEJAC"), a leading provider of UNIX and NT charge-back software, in exchange for 412,801 shares of Common Stock, which had a Market Value of approximately $6,800,000 at the time of the acquisition. This acquisition will be accounted for under the purchase method, and a significant portion of the purchase price will be charged to acquired in-process technology in the first quarter of 1997.

  On February 28, 1997, the Company acquired all of the outstanding capital stock of I&S Informationstechnik and Services GmbH ("I&S"), a leading provider of information technology consulting services, in exchange for 1,089,867 shares of Common Stock, which had a Market Value of approximately $17,200,000 at the time of the acquisition.

  The acquisitions of ATR and I&S will be accounted for as poolings of interest. Costs incurred in connection with these transactions will be expensed in the first quarter of 1997.

INFLATION

  To date, inflation has not had a material impact on the Company's revenues or income.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and investments were $181,822,000 as of December 31, 1996 as compared to $132,775,000 as of December 31, 1995 and $124,563,000 as of December 31, 1994. See "Cash Flows" below.

  The Company had trade and installment accounts receivable, net of allowances, of $195,740,000 and $122,461,000 as of December 31, 1996 and 1995,
respectively. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

  The Company's sources of liquidity have traditionally been cash generated from operations and funds from capital markets, including bank facilities. During 1996, the sale of receivables became a significant source of liquidity. The Company believes the funding available to it from these sources will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's capital requirements are primarily dependent on management's business plan regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the conditions of financial markets.

  The Company sells a significant portion of its installment receivables to third parties. Proceeds from the sale of receivables for 1996 were $129,328,000, as compared to $2,903,000 for 1995. The Company did not sell installment receivables prior to 1995. In 1996 and 1995, a portion of the receivables were sold with recourse provisions. As of December 31, 1996, the Company's maximum exposure under recourse provisions was approximately $26,100,000. The Company has assessed the exposure related to these recourse provisions and determined the potential liability to be minimal.

  The Company's installment receivables are recorded net of unamortized discounts and deferred maintenance fees. When these receivables are sold, the Company reduces the gross installment receivable balance. Additionally, the Company reclassifies the deferred maintenance to an obligation, which was previously reflected as a reduction of the related installment receivable balance. The deferred maintenance is recognized into income ratably over the term of the maintenance agreement.

  The Company had long-term acquisition-related payables of $2,502,000 and $9,756,000 and other long-term obligations of $115,800,000 and $1,586,000 as of December 31, 1996 and 1995, respectively. The significant increase in long-term obligations at December 31, 1996 as compared to December 31, 1995 was attributable to the $115,000,000 of convertible subordinated notes (the "Notes") issued by the Company in November 1996. The Notes bear interest at 6.75% annually and mature on November 15, 2001. The holders of the Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The Company received proceeds, net of issuance costs, of $110,783,000 from the offering of these Notes.

  The Company currently has an unsecured bank line of credit of $25,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of March 25, 1997, the Company had no outstanding borrowings under this line of credit. The Company currently has aggregate letters of credit outstanding for approximately $1,300,000, with expiration dates ranging from March 1997 through March 1998. These letters of credit reduce the available line of credit balance.

CASH FLOWS

  Cash used in operating activities was $139,467,000 in 1996 and $28,267,000 in 1995. Cash provided from operating activities was $33,021,000 in 1994. During 1996, the Company incurred a net loss of $67,962,000 after the deferred tax benefit of $9,375,000. This net loss was offset by non-cash charges, including depreciation and amortization of $38,321,000 and acquired in-process technology of $48,456,000. A high concentration of sales in the fourth quarter of 1996 was largely responsible for an increase of trade and installment receivables, before sales to third parties, of $201,485,000. This increase in receivables was partially offset by an increase in deferred maintenance of $60,754,000 and proceeds from the sale of installment receivables of $129,328,000 (see the discussion of financing activities below). Deferred maintenance increased primarily because of the high sales volume near the end of 1996, the emergence of multi-year maintenance contracts, as well as heightened activity of installment receivable sales. See note 6 of the notes to the Company's consolidated financial statements for a more detailed discussion of installment receivables.

  The utilization of cash from operating activities in 1995 was primarily due to a significant increase in trade and installment receivables (before sales to third parties) of $55,425,000, partially offset by an increase in deferred maintenance of $18,342,000. This increase in receivables was attributable to the high concentration of sales near the end of 1995, plus a slowdown in collections due to the transition process associated with the numerous acquisitions consummated in the second half of 1995. In 1995, the Company incurred a net loss of $111,933,000, after a deferred tax benefit of $11,948,000, which was substantially offset by non-cash charges of $23,522,000 for depreciation and amortization as well as $88,493,000 for acquired in-process technology. A net increase of $4,958,000 in working capital accounts and a decrease of $16,074,000 in other non-current assets resulted in sources of cash from operations during 1995.

  Cash provided by operating activities in 1994 was attributable to the net effect of the following factors: a net loss of $2,644,000, after the effects of depreciation and amortization of $12,908,000 and acquired in-process technology of $24,594,000; an increase in trade and installment receivables of $18,718,000, partially offset by an increase in deferred maintenance of $9,492,000, which were both due to high year-end sales volume; a net increase in working capital accounts of $590,000; and a decrease in other non-current assets of $6,458,000.

  Cash used in investing activities was $80,652,000 in 1996 compared to $138,301,000 in 1995 and $51,766,000 in 1994. Beginning in 1994, the Company
executed an aggressive acquisition program in order to assemble the core competencies to create complete software infrastructure solutions. This acquisition plan resulted in the investment of substantial resources during 1996, 1995 and 1994, including cash payments of $17,853,000, $103,085,000 and
$22,756,000, respectively. See note 2 of the notes to the Company's consolidated financial statements for a more detailed discussion of the acquisitions consummated in these years. The Company also invested resources for property and equipment of $35,055,000, $38,780,000 and $13,492,000 in 1996,
1995 and 1994, respectively. The substantial increase in capital expenditures in 1996 and 1995 as compared to 1994 related to the building of the infrastructure to support the significantly larger combined company that is the result of these acquisitions. In 1996, 1995 and 1994, the Company invested $41,267,000, $20,742,000 and $10,898,000, respectively, for purchased and developed software costs. During 1996, the Company invested heavily in the development and integration of its product technologies, including approximately $3,513,000 in payments for purchased software. The Company expects to continue to actively invest in internally developed point products, product bundles and integrated product suites, as well as strategic business and technology acquisitions. Proceeds from the sales and maturities of investment securities, net of purchases, were $17,272,000 and $24,788,000 during 1996 and 1995, respectively. Cash expended during 1994 for purchases of investment securities, net of maturities, was $6,169,000.

  Cash flows from financing activities were $245,204,000 in 1996, $202,160,000 in 1995 and $67,506,000 in 1994. Sales of installment receivables became a significant source of liquidity for the Company during 1996, providing funds of $129,328,000. The Company also completed the offering of the Notes in November 1996 and received aggregate proceeds, net of issuance costs, of $110,783,000. The proceeds from these two sources were used, and will continue to be used, primarily for the operating and investing activities discussed above. In October 1995, the Company completed a public offering of Common Stock, which provided $194,420,000 in proceeds, net of issuance costs. The Company also executed a public offering of Common Stock in December 1994, which provided cash of $65,909,000, net of issuance costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Implementation of SFAS No. 125 is required in the fiscal year commencing January 1, 1997. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers of secured borrowings. SFAS No. 125 is not expected to have a significant impact on the Company's consolidated financial statements.

QUARTERLY COMPARISONS

  The following tables set forth an unaudited summary of quarterly financial data. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

  The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest total revenues and operating income. For example, 33% and 32% of the Company's total revenues in 1996 and 1995, respectively, were generated in the fourth quarter. Further, revenues for the fourth quarter of 1995 were higher than revenues for the first quarter of 1996. Since operating expenses continued to increase in the first quarter, the Company realized substantially lower operating margins and net income for this period. The Company expects this pattern to continue for the foreseeable future. The Company believes the seasonality of its revenues results primarily from the budgeting cycles of its software product customers and the structure of the Company's sales commission and bonus programs. In addition, the Company's software product revenues may vary significantly from quarter to quarter depending upon other factors such as the timing of new product announcements and releases by the Company and its competitors. The Company operates with relatively little backlog, and substantially all of its software product revenues in each quarter result from sales made in that quarter.

        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND COMMON STOCK PRICES)
                                  (UNAUDITED)

                                           1996
                            -----------------------------------------------
                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER
                            --------     --------     --------     --------
Total revenues............. $ 82,471     $100,485     $113,430     $142,804
Operating loss.............  (32,374)(1)  (10,072)     (10,636)(2)  (29,411)(3)
Net loss...................  (24,504)(1)   (5,791)      (7,693)(2)  (29,974)(3)
Net loss per share......... $  (0.45)(1) $  (0.10)    $  (0.14)(2) $  (0.53)(3)
Shares used in computing
 net loss per share........   54,915       55,214       55,678       56,419
                                           1995
                            -----------------------------------------------
                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER
                            --------     --------     --------     --------
Total revenues, as
 previously reported....... $ 55,481     $ 64,573     $ 64,641     $ 91,226
Adjustments(4).............    7,579        7,223        7,146        6,807
Total revenues.............   63,060       71,796       71,787       98,033
Operating loss, as
 previously reported.......  (17,688)(5)   (4,002)(6)  (38,401)(7)  (68,865)(8)
Adjustments(4).............      370          398          267         (241)
Operating loss.............  (17,318)(5)   (3,604)(6)  (38,134)(7)  (69,106)(8)
Net loss, as previously
 reported..................  (14,438)(5)   (2,559)(6)  (28,900)(7)  (66,577)(8)
Adjustments(4).............      432          248          156         (295)
Net loss...................  (14,006)(5)   (2,311)(6)  (28,744)(7)  (66,872)(8)
Net loss per share, as
 previously reported....... $  (0.38)(5) $  (0.07)(6) $  (0.76)(7) $  (1.40)(8)
Net loss per share.........    (0.34)(5)    (0.06)(6)    (0.69)(7)    (1.31)(8)
Shares used in computing
 net loss per share, as
 previously reported.......   37,520       37,902       38,117       47,697
Shares used in computing
 net loss per share........   40,738       41,283       41,460       51,032

--------
(1) Reflects a pre-tax charge for acquired in-process technology of $7,005,000 relating to the Company's acquisition of the outstanding capital stock of AST and the purchase of certain product technologies. Also reflects a pre-tax charge for merger costs of $5,782,000 relating primarily to the Company's acquisitions of Prodea, Paradigm and Axis.
(2) Reflects a pre-tax charge for acquired in-process technology of $4,090,000 relating to the Company's acquisition of the outstanding capital stock of Software Alternatives and Grateful Data.
(3) Reflects a pre-tax charge for acquired in-process technology of $37,361,000 relating to the Company's acquisition of the outstanding capital stock of VREAM and substantially all of the assets of Access Manager.
(4) Adjustments reflect the effects of the acquisitions of Prodea, Paradigm and Axis, each of which has been accounted for using the pooling-of-interests method, on the amounts previously reported under "Quarterly Comparisons" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. See note 2 of the notes to the Company's consolidated financial statements for a more detailed discussion of these transactions.
(5) Reflects a pre-tax charge for acquired in-process technology of $18,799,000 relating primarily to the Company's acquisition of the outstanding capital stock of SQL and Reltech, and the net assets of Viatech and Brownstone.
(6) Reflects a pre-tax charge for acquired in-process technology of $1,354,000 relating to the purchase of certain product technologies. Also reflects a pre-tax charge for merger costs of $2,152,000 relating to the Company's acquisition of SII.

(7) Reflects a pre-tax charge for acquired in-process technology of $5,300,000 relating to the acquisition of the outstanding capital stock of ASC. Also reflects a pre-tax charge for merger costs of $22,612,000 relating to the Company's acquisitions of Answer, Locus, Altai and Trinzic.
(8) Reflects a pre-tax charge for acquired in-process technology of $63,040,000 relating primarily to the acquisitions of the outstanding capital stock of AIB, Protellicess and BMS, and the net assets of ProtoSoft. Also reflects a pre-tax charge for merger costs of $6,055,000 relating to the Company's acquisition of Softool.

SAFE HARBOR PROVISION

  This Form 10-K contains certain statements which reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include the maturation and success of the Company's software infrastructure system strategy, risks inherent in conducting international business, risks associated with conducting a professional services business, general economic and business conditions, charges and costs related to acquisitions, and the Company's ability to: develop and market existing and acquired products for the software infrastructure market; successfully integrate its acquired products, services and businesses and continue its acquisition strategy; adjust to changes in technology, customer preferences, enhanced competition and new competitors in the software infrastructure and professional services markets; protect its proprietary software rights from infringement or misappropriation; maintain or enhance its relationships with relational database vendors; and attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of KPMG Peat Marwick LLP, appearing on pages F-1 through F-23 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Comparisons."

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information in response to this item is incorporated by reference from the section of the 1997 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information in response to this item is incorporated by reference from the section of the 1997 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information in response to this item is incorporated by reference from the section of the 1997 Proxy Statement captioned "CERTAIN TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. The following consolidated financial statements and notes thereto and the related independent auditors' report are included on pages F-1 through F-23 of this Form 10-K:

    Consolidated Balance Sheets as of December 31, 1996 and 1995

    Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    Independent Auditors' Report

    2. The following financial statement schedule of the Company and the related report of independent auditors are included on pages S-1 and S-2 of this Form 10-K:

    Report of Independent Auditors

    Schedule II--Valuation and Qualifying Accounts

    All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

    3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------
 2.1     Agreement and Plan of Reorganization dated as of January 16, 1996, as amended by
         Amendment No. 1 thereto dated as of January 31, 1996, by and among the Company, PS
         Acquisition Corporation and Prodea Software Corporation, and the related Agreement of Merger, incorporated by reference to Exhibits 2.1 and 2.2, respectively, to the
         Company's Current Report on Form 8-K dated February 8, 1996.

EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------
 3.1     Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1(d) to the Company's Registration Statement on Form S-1,
         Registration No. 333-07783.
 3.2     Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1, Registration No. 33-39233 (the "IPO S-1
         Registration Statement").
 4.1     Specimen stock certificate representing Common Stock, incorporated by reference to
         Exhibit 4.1 to the IPO S-1 Registration Statement.
 4.2     Rights Agreement dated as of December 21, 1995 between the Company and Harris
         Trust and Savings Bank, incorporated by reference to Exhibit 1 to the Company's
         Registration Statement on Form 8-A, filed December 26, 1995 (the "1995 8-A").
 4.3     Certificate of Designations of the Class II Series A Junior Participating
         Preferred Stock, incorporated by reference to Exhibit 4.3 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K").
 4.4     Form of Indenture between the Company and American National Bank and Trust
         Company, as Trustee, incorporated by reference to Exhibit 4.4 to the Company's
         Registration Statement on Form S-3, Registration No. 333-15421 (the "1996 S-3").
 4.5     Form of Note for the Company's convertible subordinated notes due 2001, incorporated by reference to Exhibit 4.2 to the 1996 S-3.
10.1     1989 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the IPO S-1
         Registration Statement.*
10.2     Forms of Stock Option Agreements, incorporated by reference to Exhibit 10.2 to the
         IPO S-1 Registration Statement.*
10.3     Chief Executive Stock Option Plan, incorporated by reference to Exhibit 10.3 to the IPO S-1 Registration Statement.*
10.4     Chief Executive Stock Option Agreement, incorporated by reference to Exhibit 10.4 to the IPO S-1 Registration Statement.*
10.5     1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the IPO S-1
         Registration Statement.*
10.6     Employment Agreement between Andrew J. Filipowski and the Company, incorporated by reference to Exhibit 10.6 to the IPO S-1 Registration Statement.*
10.7     Employment Agreement between Paul L. Humenansky and the Company, as amended, incorporated by reference to Exhibit 10.7 to the Company's Registration Statement
         on Form S-1, Registration No. 33-43345 (the "Additional S-1 Registration
         Statement").*
10.8     Employment Agreement between Michael P. Cullinane and the Company, incorporated by reference to Exhibit 10.8 to the IPO S-1 Registration Statement.*
10.9     Form of Indemnification Agreement between the Company and each of Andrew J.
         Filipowski, Michael P. Cullinane, Paul L. Humenansky, Casey G. Cowell, James E.
         Cowie, Steven D. Devick and Gian Fulgoni, incorporated by reference to Exhibit
         10.10 to the IPO S-1 Registration Statement.*
10.10    Forms of Affiliate Agreements, incorporated by reference to Exhibit 10.11 to the
         IPO S-1 Registration Statement.
10.11    Form of Master Product License Agreement, incorporated by reference to Exhibit
         10.11 to the 1995 10-K.

EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------
10.12    Office Lease, dated May 6, 1992, between the Company and LaSalle National Trust
         N.A. as Trustee (the "Oakbrook Terrace Lease"), incorporated by reference to
         Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1992.
10.13    PLATINUM technology, inc. 1993 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended June 30, 1994 (the "June 1994 10-Q").*
10.14    PLATINUM technology, inc. 1994 Stock Incentive Plan, incorporated by reference to
         Exhibit 10.19 to the June 1994 10-Q.*
10.15    Amendments to the PLATINUM technology, inc. 1994 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
         on Form S-8, Registration No. 33-85798 (the "1994 S-8").*
10.16    Form of Option Agreement under the PLATINUM technology, inc. 1993 Director's Stock
         Option Plan, incorporated by reference to Exhibit 4.4 to the 1994 S-8.*
10.17    Form of Option Agreement under the PLATINUM technology, inc, 1994 Stock Incentive
         Plan, incorporated by reference to Exhibit 4.5 to the 1994 S-8.*
10.18    Amendment Number One, dated as of May 3, 1993, to the Oakbrook Terrace Lease, incorporated by reference to Exhibit 10.19 to the 1994 10-K.
10.19    Amendment Number Two, dated as of October 26, 1993, to the Oakbrook Terrace Lease, incorporated by reference to Exhibit 10.20 to the 1994 10-K.
10.20    Amendment Number Three, dated as of December 22, 1994, to the Oakbrook Terrace
         Lease, incorporated by reference to Exhibit 10.21 to the 1994 10-K.
10.21    Office Lease, dated August 8, 1994, between the Company and L.J. Sheridan & Co. as court appointed receiver, incorporated by reference to Exhibit 10.22 to the 1994
         10-K.
10.22    PLATINUM technology, inc. Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the 1995 S-4.*
10.23    Lease Agreement, dated as of March 30, 1995, between the Company and Lisle
         Property Venture, Inc, (the "March 1995 Lisle Lease"), incorporated by reference to Exhibit 10.24 to the 1995 S-4.
10.24    First Amendment, dated as of September 15, 1995, to the March 1995 Lisle Lease,
         incorporated by reference to Exhibit 10.25 to the 1995 10-K.
10.25    Second Amendment, dated as of September 15, 1995, to the March 1995 Lisle Lease,
         incorporated by reference to Exhibit 10.26 to the 1995 10-K.
10.26    Third Amendment, dated as of January 3, 1996, to the March 1995 Lisle Lease, incorporated by reference to Exhibit 10.27 to the 1995 10-K.
10.27    Lease Agreement, dated as of October 31, 1995, between Lisle Property Venture,
         Inc. and the Company (the "October 1995 Lisle Lease"), incorporated by reference to Exhibit 10.28 to the 1995 10-K.
10.28    Amendment Number Four, dated as of March 9, 1995, to the Oakbrook Terrace Lease, incorporated by reference to Exhibit 10.29 to the 1995 10-K.
10.29    Loan Agreement, dated as of December 31, 1995, between the Company and American
         National Bank and Trust Company of Chicago (the "Loan Agreement"), incorporated by reference to Exhibit 10.30 to the 1995 10-K.
10.30    First Amendment, dated as of December 31, 1996, to the Loan Agreement.
10.31    First Amendment, dated as of May 23, 1996, to the October 31, 1995 Lisle Lease.
10.32    Second Amendment, dated as of May 24, 1996, to the October 31, 1995 Lisle Lease.

EXHIBIT
  NO.                                       DESCRIPTION
-------                                     -----------
10.33    Lease Agreement, dated as of July 17, 1996, between the Company and Oakbrook Tower
         Limited Partnership.
10.34    PLATINUM technology, inc. 1996 Stock Purchase Plan, incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No.
         333-03284 (the "April 1996 S-8").*
10.35    PLATINUM technology, inc. Amended and Restated 1993 Directors' Stock Option Plan,
         incorporated by reference to Exhibit 4.2 to the April 1996 S-8.*
10.36    Amendment to the PLATINUM technology, inc. 1994 Stock Incentive Plan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1996 (the "June 1996 10-Q").*
10.37    Amendment to the PLATINUM technology, inc. Employee Incentive Compensation Plan, incorporated by reference to the June 1996 10-Q.*
21       Subsidiaries of the Company.
23.1     Consent of KPMG Peat Marwick LLP with respect to the Company's financial statements and financial statement schedule.
23.2     Consent of Deloitte & Touche LLP with respect to Trinzic's financial statements.
23.3     Consent of Arthur Andersen LLP with respect to Locus' financial statements.
23.4     Consent of Arthur Andersen LLP with respect to Softool's financial statements.
27       Financial Data Schedule.
99.1     Report of Deloitte & Touche LLP on Trinzic's financial statements.
99.2     Report of Arthur Andersen LLP on Locus' financial statements.
99.3     Report of Arthur Andersen LLP on Softool's financial statements.

--------
* Management contract or compensatory plan or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(b)Reports on Form 8-K:

    The Company did not file any Reports on Form 8-K during the fourth quarter of 1996.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           AS OF DECEMBER 31,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents..............................  $ 136,932  $ 111,847
  Short-term investment securities.......................     42,755      7,802
  Trade accounts receivable, net of allowances of $2,503
   and $2,695............................................    160,472    115,876
  Installment accounts receivable, net of allowances of
   $395 and $103.........................................     13,603      6,058
  Accrued interest and other current assets..............     11,702     10,545
  Refundable income taxes................................        629        355
                                                           ---------  ---------
    Total current assets.................................    366,093    252,483
                                                           ---------  ---------
Non-current investment securities........................      2,135     13,126
Property and equipment, net..............................     72,343     51,004
Purchased and developed software, net....................     82,423     52,268
Excess of cost over net assets acquired, net of
 accumulated amortization of $9,458 and $5,100...........     37,352     35,494
Non-current installment receivables, net of allowances of
 $816 and $11............................................     21,665        527
Other assets.............................................     27,501     33,286
                                                           ---------  ---------
    Total assets.........................................  $ 609,512  $ 438,188
                                                           =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Acquisition-related payables...........................  $   7,872  $  12,518
  Income taxes payable...................................      2,420      1,068
  Accounts payable.......................................     14,680     16,001
  Accrued commissions and bonuses........................     10,622      8,598
  Accrued royalties......................................      3,913      1,637
  Other accrued liabilities..............................     30,174     27,700
  Current maturities of long-term obligations............      3,075      1,313
  Deferred maintenance...................................     83,716     56,969
                                                           ---------  ---------
    Total current liabilities............................    156,472    125,804
                                                           ---------  ---------
Acquisition-related payables.............................      2,502      9,756
Deferred maintenance.....................................     38,674      3,795
Deferred rent............................................      4,863      8,795
Long-term obligations, net of current maturities.........    115,800      1,586
                                                           ---------  ---------
    Total liabilities....................................    318,311    149,736
                                                           ---------  ---------
Stockholders' equity:
  Class II preferred stock, $.01 par value; authorized
   10,000, none issued and outstanding...................        --         --
  Common stock, $.001 par value; authorized 180,000,
   issued and outstanding 59,173 and 53,194..............         59         53
  Paid-in capital........................................    486,664    433,103
  Notes receivable.......................................        --        (515)
  Accumulated deficit....................................   (212,579)  (144,662)
  Unrealized holding gains on marketable securities......     17,805        --
  Foreign currency translation adjustment................       (748)       473
                                                           ---------  ---------
    Total stockholders' equity...........................    291,201    288,452
                                                           ---------  ---------
    Total liabilities and stockholders' equity...........  $ 609,512  $ 438,188
                                                           =========  =========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996      1995       1994
                                                 --------  ---------  --------
Revenues:
  Software products............................. $243,938  $ 158,597  $113,749
  Maintenance...................................  102,364     76,498    58,837
  Professional services.........................   92,888     69,581    52,853
                                                 --------  ---------  --------
    Total revenues..............................  439,190    304,676   225,439
Costs and expenses:
  Professional services.........................   82,657     60,341    42,858
  Product development and support...............  160,379     94,027    51,781
  Sales and marketing...........................  185,185    117,906    75,885
  General and administrative....................   39,224     41,252    32,544
  Merger costs..................................    5,782     30,819       --
  Acquired in-process technology................   48,456     88,493    24,594
                                                 --------  ---------  --------
    Total costs and expenses....................  521,683    432,838   227,662
                                                 --------  ---------  --------
Operating loss..................................  (82,493)  (128,162)   (2,223)
Other income....................................    5,156      4,281     3,052
                                                 --------  ---------  --------
Income (loss) before income taxes...............  (77,337)  (123,881)      829
Income taxes....................................   (9,375)   (11,948)    3,473
                                                 --------  ---------  --------
Net loss........................................ $(67,962) $(111,933) $ (2,644)
                                                 ========  =========  ========
Net loss per share.............................. $  (1.22) $   (2.59) $  (0.07)
                                                 ========  =========  ========
Shares used in computing per share amounts......   55,564     43,267    39,890



          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------
                                 1996              1995             1994
                           ----------------  ----------------  ----------------
                           SHARES  AMOUNT    SHARES  AMOUNT    SHARES   AMOUNT
                           ------ ---------  ------ ---------  ------  --------
Common stock:
 Balance at beginning of
  year...................  53,194 $      53  38,266 $      38  33,552  $     33
 Exercise of stock
  options................     517         1     803         1   1,186         1
 Issuance of common stock
  under Stock Purchase
  Plan...................     197       --      --        --      --        --
 Issuance of common
  stock..................   5,265         5  14,125        14   3,629         4
 Repurchase of common
  stock..................     --        --      --        --     (100)      --
 Adjustment to conform
  fiscal years of pooled
  businesses.............     --        --      --        --       (1)      --
                           ------ ---------  ------ ---------  ------  --------
 Balance at end of year..  59,173        59  53,194        53  38,266        38
                           ====== =========  ====== =========  ======  ========
Paid in capital:
 Balance at beginning of
  year...................           433,103           190,441           121,729
 Exercise of stock
  options................             2,380             4,754             5,083
 Income tax benefit
  related to stock
  options................               --                --                108
 Issuance of common stock
  under Stock Purchase
  Plan...................             1,801               --                --
 Issuance of common
  stock..................            49,515           237,907            64,923
 Repurchase of common
  stock..................               --                --             (1,400)
 Amortization of shelf
  registration costs.....              (135)              --                --
 Adjustment to conform
  fiscal years of pooled
  businesses.............                                   1                (2)
                                  ---------         ---------          --------
 Balance at end of year..           486,664           433,103           190,441
                                  =========         =========          ========
Notes receivable:
 Balance at beginning of
  year...................              (515)             (333)             (247)
 Exercise of stock
  options................               --                --                 (7)
 Issuance of notes
  receivable.............               --               (200)              (79)
 Repayment of note
  receivable.............               --                 18               --
 Reclassification to non-
  current asset..........               515               --                --
                                  ---------         ---------          --------
 Balance at end of year..               --              (515)              (333)
                                  =========         =========          ========
Accumulated deficit:
 Balance at beginning of
  year...................          (144,662)          (31,523)          (28,255)
 Net loss................           (67,962)         (111,933)           (2,644)
 Other...................               --                 18                 1
 Adjustment for
  immaterial pooled
  business...............                45               --                --
 Adjustment to conform
  fiscal years of pooled
  businesses.............               --             (1,224)             (625)
                                  ---------         ---------          --------
 Balance at end of year..          (212,579)         (144,662)          (31,523)
                                  =========         =========          ========
Unrealized appreciation
 in marketable
 securities:
 Balance at beginning of
  year...................               --                --                --
 Net unrealized holding
  gains, net of income
  taxes..................            17,805               --                --
                                  ---------         ---------          --------
 Balance at end of year .            17,805               --                --
                                  =========         =========          ========
Foreign currency
 translation adjustment:
 Balance at beginning of
  year...................               473               214              (316)
 Translation adjustment..            (1,221)              259               507
 Adjustment to conform
  fiscal years of pooled
  businesses.............               --                --                 23
                                  ---------         ---------          --------
 Balance at end of year..              (748)              473               214
                                  ---------         ---------          --------
Total stockholders'
 equity..................         $ 291,201         $ 288,452          $158,837
                                  =========         =========          ========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  --------
Cash flows from operating activities:
  Net loss.....................................  $ (67,962) $(111,933) $ (2,644)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..............     38,321     23,522    12,908
    Acquired in-process technology.............     48,456     88,493    24,594
    Unrealized holding gains on marketable
     equity securities.........................       (920)       --        --
    Realized net gain on sale of investment
     securities................................     (1,032)      (332)      --
    Write-off of capitalized software in
     connection with product stabilization and
     mergers...................................        654        942       --
    Noncash compensation.......................        --          78       186
    Changes in assets and liabilities, net of
     acquisitions:
      Trade and installment receivables........   (201,485)   (55,425)  (18,718)
      Deferred income taxes....................    (16,337)   (12,986)    1,335
      Income taxes refundable (payable)........        993      2,615    (2,234)
      Accrued interest and other current
       assets..................................     (1,166)    (3,313)   (1,641)
      Accounts payable and accrued liabilities.     (3,035)     5,656     3,285
      Deferred maintenance.....................     60,754     18,342     9,492
      Other....................................      3,292     16,074     6,458
                                                 ---------  ---------  --------
Net cash provided by (used in) operating
 activities....................................   (139,467)   (28,267)   33,021
                                                 ---------  ---------  --------
Cash flows from investing activities:
  Purchases of investment securities...........    (18,797)   (61,484)  (25,079)
  Sales of investment securities...............     30,223     75,519       --
  Maturities of investment securities..........      5,846     10,753    18,910
  Purchases of property and equipment..........    (35,055)   (38,780)  (13,492)
  Purchased and developed software costs.......    (41,267)   (20,742)  (10,898)
  Payments for acquisitions....................    (17,853)  (103,085)  (22,756)
  Other assets.................................     (3,749)      (482)    1,549
                                                 ---------  ---------  --------
Net cash used in investing activities..........    (80,652)  (138,301)  (51,766)
                                                 ---------  ---------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net
   of issuance costs...........................        --     194,420    65,909
  Proceeds from issuance of convertible notes,
   net of issuance costs.......................    110,783        --        --
  Repurchase of common stock...................        --          (2)   (1,400)
  Proceeds from exercise of stock options and
   Stock Purchase Plan.........................      4,182      4,144     3,826
  Income tax benefit from stock option
   exercises...................................        --         --        108
  Proceeds from the sale of receivables........    129,328      2,903       --
  Short-term borrowings........................      1,115      8,205     1,675
  Payments on borrowings.......................       (204)    (7,296)   (1,675)
  Other........................................        --        (214)     (937)
                                                 ---------  ---------  --------
Net cash provided by financing activities......    245,204    202,160    67,506
                                                 ---------  ---------  --------
Adjustment to conform fiscal years of pooled
 businesses....................................        --      (2,203)      276
                                                 ---------  ---------  --------
Net increase in cash and cash equivalents......     25,085     33,389    49,037
Cash and cash equivalents at beginning of year.    111,847     78,458    29,421
                                                 ---------  ---------  --------
Cash and cash equivalents at end of year.......  $ 136,932  $ 111,847  $ 78,458
                                                 =========  =========  ========

          See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  PLATINUM technology, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM") develop, market and support software products, and provide related professional services, that help chief information officers ("CIOs") better manage their software infrastructures. The Company's products and services increase the performance and interoperability of computing systems and databases and provide users, primarily in large and data intensive organizations, with more reliable and productive access to and use of critical information. The Company's products typically perform fundamental functions and mission-critical automation, such as maintenance of data integrity, systems security, systems scheduling, project and process management, and end-user specific analysis and reporting. The Company develops software products under six business units: database management, systems management, application lifecycle, data warehouse, business intelligence and applications solutions. The Company markets and supports its products and services principally through its own sales organization, including an international network of wholly-owned subsidiaries.

 Use of Estimates

  In preparing the consolidated financial statements in conformity with generally accepted accounting principles, the Company's management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Principles of Consolidation

  The consolidated financial statements include the accounts of PLATINUM technology, inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Revenue Recognition

  Revenues from software product sales of perpetual and fixed-term license agreements are recognized upon product delivery, customer acceptance, and when all significant contractual obligations have been satisfied and the collection of the resulting receivables are reasonably assured. Software product sales under extended payment terms are discounted to present value. Revenues from maintenance fees implicit in software product sales or separately priced maintenance agreements are recognized on a straight-line basis over the maintenance period.

  Professional services revenues are derived from the Company's consulting services business and educational programs. These revenues are comprised of both time and material contracts and fixed-price contracts. Time and material contract revenues are recognized as services are performed. Fixed-price contract revenues are recognized based on the percentage-of-completion method.

 Cash Equivalents and Investment Securities

  Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less. Investment securities consist primarily of state and municipal bonds with original maturities generally ranging from two to ten years, corporate bonds with original maturities generally ranging from six months to one year and equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," on January 1, 1994. Under SFAS No. 115, the Company classifies its investment securities as either available-for-sale or trading and reports them at fair value.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. For available-for-sale securities, unrealized holding gains and losses, net of income taxes, are reported as a separate component of stockholders' equity. For trading securities, unrealized holding gains and losses are reflected in pre-tax earnings.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives, generally five years, of the various classes of property and equipment. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset.

 Purchased and Developed Software

  Software development costs are accounted for in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and documentation, are capitalized.

  Amortization of purchased and developed software is provided on a product-by-product basis over the estimated economic life of the software, generally four years, using the straight-line method. This method generally results in greater amortization expense per year than the method based on the ratio of current year gross product revenue to current and anticipated future gross product revenue. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

 Excess of Cost Over Net Assets Acquired

  Excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited, generally seven to ten years. Adjustments to the carrying value of excess of cost over net assets acquired are made if the sum of expected future net cash flows from the business acquired is less than book value.

 Income Taxes

  Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment.

 Fair Value of Financial Instruments and Long-Lived Assets

  Under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 1996: cash and cash equivalents; trade and installment receivables; accrued interest and other current assets; refundable income taxes; acquisition-related payables; accounts payable and other accrued

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES liabilities; and long-term obligations, excluding convertible subordinated notes. Investment securities are discussed in note 3, and convertible subordinated notes are discussed in note 11.

  On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 1996 are recoverable in future periods.

 Earnings Per Share

  Net income per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised stock options using the treasury stock method. Net loss per share is based on the weighted average number of shares outstanding and does not include the effect of unexercised stock options.

 Foreign Currency Translation and Transactions

  The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

 Stock-Based Compensation

  On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the compensation expense associated with the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion 25 and provide the pro forma disclosures of SFAS No. 123.

 Supplemental Cash Flow Disclosure

  Net income tax refunds received by the Company amounted to $307,000, $933,000 and $72,000 in 1996, 1995 and 1994, respectively. Cash paid for income taxes in 1996, 1995 and 1994 was $1,799,000, $615,000 and $3,914,000,
respectively. Cash paid for interest in 1996, 1995 and 1994 was $769,000, $784,000 and $272,000, respectively.

 Reclassifications

  Certain prior year balance sheet items have been reclassified to conform to the 1996 presentation. In addition, certain prior years' costs and expenses have been reclassified to conform to the 1996 presentation.

2. ACQUISITIONS

  On June 15, 1995, the Company acquired all of the outstanding capital stock of Software Interfaces, Inc. ("SII"), a leading provider of data access, reporting and data conversion utilities for relational and non-relational database management systems, in exchange for 1,085,450 shares of the Company's Common Stock, $.001 par

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES value, (the "Common Stock"), which had a market value, based upon the trading price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $20,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 14,377 shares of Common Stock.

  On August 9, 1995, the Company acquired all of the outstanding capital stock and warrants of Answer Systems, Inc. ("Answer"), a pioneer in client/server help desk solutions, in exchange for 1,567,946 shares of Common Stock, which had a Market Value of approximately $38,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 42,176 shares of Common Stock.

  On August 16, 1995, the Company acquired all of the outstanding capital stock of Locus Computing Corporation ("Locus"), a leading provider of consulting services for information technology users and suppliers, in exchange for 1,452,445 shares of Common Stock, which had a Market Value of approximately $33,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 231,905 shares of Common Stock.

  On August 23, 1995, the Company acquired all of the outstanding capital stock of Altai, Inc. ("Altai"), a vendor of integrated automated operations software for open computing, in exchange for 1,098,295 shares of Common Stock, which had a Market Value of approximately $23,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 52,696 shares of Common Stock.

  On August 25, 1995, the Company acquired all of the outstanding capital stock of Trinzic Corporation ("Trinzic"), a major provider of data warehousing and open systems tools and services, in exchange for 6,654,484 shares of Common Stock, which had a Market Value of approximately $150,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 620,948 shares of Common Stock.

  On November 17, 1995, the Company acquired all of the outstanding capital stock of Softool Corporation ("Softool"), a leading provider of software change and configuration management technology, in exchange for 1,452,708 shares of Common Stock, which had a Market Value of approximately $25,000,000 at the time of the acquisition.

  On February 8, 1996, the Company acquired all of the outstanding capital stock of Prodea Software Corporation ("Prodea"), a leading provider of data warehousing and business intelligence tools, in exchange for 2,126,913 shares of Common Stock, which had a Market Value of approximately $36,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 212,427 shares of Common Stock.

  On March 26, 1996, the Company acquired all of the outstanding capital stock of Paradigm Systems Corporation ("Paradigm"), a leading provider of information technology consulting services, in exchange for 762,503 shares of Common Stock, which had a Market Value of approximately $12,800,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 87,912 shares of Common Stock.

  On March 29, 1996, the Company acquired all of the outstanding capital stock of Axis Systems International, Inc. ("Axis"), a leading provider of information technology consulting services, in exchange for 319,926 shares of Common Stock, which had a Market Value of approximately $6,300,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 59,986 shares of Common Stock.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  Each of the aforementioned transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. Merger costs relating to the acquisitions consummated in 1996 and 1995 amounted to $5,782,000 and $30,819,000, respectively, of which $353,000 and $1,942,000, respectively, were included in other accrued liabilities at December 31, 1996 and 1995. These costs included investment banking and other professional fees, write downs of certain assets, employee severance payments, costs of closing excess office facilities and various other expenses.

  The following information reconciles total revenues and net income (loss) of PLATINUM technology, inc. as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 with the amounts presented in the accompanying consolidated statements of operations for the years ended December 31, 1995 and 1994, as well as separate results of operations for 1996 of Prodea, Paradigm and Axis during the periods preceding their acquisition. The 1996 results presented for Prodea represent the one month ended January 31, 1996. The 1996 results for Paradigm and Axis are for the three months ended March 31, 1996.

                           1996                1995                 1994
(IN THOUSANDS)      ------------------- -------------------  -------------------
                             NET INCOME          NET INCOME           NET INCOME
                    REVENUES   (LOSS)   REVENUES   (LOSS)    REVENUES   (LOSS)
                    -------- ---------- -------- ----------  -------- ----------
PLATINUM (1).......                     $275,921 $(112,474)  $202,497  $   615
Prodea.............  $   40    $(264)      5,804       159      2,868   (3,657)
Paradigm...........   3,837      261      15,218         1     13,224       93
Axis...............   1,844      112       7,733       381      6,850      305
                                        -------- ---------   --------  -------
    Total..........                     $304,676 $(111,933)  $225,439  $(2,644)
                                        ======== =========   ========  =======

--------
(1) Represents the historical results of PLATINUM technology, inc. without considering the effect of the poolings of interests consummated during 1996. All merger costs and acquired in-process technology charges are reflected in the historical results of PLATINUM.

  The consolidated statement of operations for the year ended December 31, 1995 reflects the impact of Trinzic's operating results for the quarter ended March 31, 1995, which are also included in the year ended December 31, 1994 statement of operations due to differences in reporting periods relative to PLATINUM. The revenues and net income of Trinzic included more than once were $12,553,000 and $215,000, respectively.

  The consolidated statement of operations for the year ended December 31, 1995 reflects the impact of certain operating results included more than once, due to the differences in reporting periods of Altai and Locus relative to that of PLATINUM. The revenues and net income of Altai included more than once were $2,514,000 and $441,100, respectively. The revenue and net income of Locus included more than once were $3,197,000 and $568,000, respectively.

  The consolidated statement of operations for the year ended December 31, 1994 reflects the impact of certain operating results also included in the year ended December 31, 1993 statement of operations due to the differences in reporting periods of certain companies relative to that of PLATINUM. The following summarizes each company, the period included more than once, and revenues and net income included in the statements of operations for both the years December 31, 1994 and 1993:

                                            SIX MONTHS ENDED REVENUES NET INCOME
                                            ---------------- -------- ----------
                                                               (IN THOUSANDS)
Altai......................................  July 31, 1994   $ 7,143     $267
Answer.....................................  June 30, 1994     3,126      257
SII........................................  June 30, 1994     1,517      101
                                                             -------     ----
    Total..................................                  $11,786     $625
                                                             =======     ====

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  During 1996, the Company consummated an immaterial acquisition accounted for as a pooling of interest. The Company did not restate the consolidated financial statements to reflect the results of this entity for the periods preceding the acquisition. As a result, the retained earnings of this entity were recorded as of the acquisition date, causing a $45,000 adjustment to the Company's accumulated deficit in 1996. This adjustment is reflected in the consolidated statement of stockholders' equity.

  The Company has also made a number of acquisitions that have been accounted for under the purchase method. Accordingly, purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Amounts allocated to acquired in-process technology have been expensed at the time of acquisition. Excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited, generally seven to ten years. The consolidated statements of operations reflect the results of operations of the purchased companies since the dates the acquisitions were completed.

  To determine the fair market value of the acquired in-process technology, the Company considered the three traditional approaches of value: the cost approach, the market approach and the income approach. The Company relied primarily on the income approach, whereupon fair market value is a function of the future revenues expected to be generated by an asset, net of all allocable expenses and charges for the use of contributory assets. The future net revenue stream is discounted to present value based upon the specific level of risk associated with achieving the forecasted asset earnings. The income approach focuses on the income producing capability of the acquired assets and best represents the present value of the future economic benefits expected to be derived from these assets.

  The Company determined that the acquired in-process technologies had not reached technological feasibility based on the status of design and development activities which required further refinement and testing. The development activities required to complete the acquired in-process technologies included additional coding, cross-platform porting and validation, quality assurance procedures and customer beta testing.

  The acquired technologies represent unique and emerging technologies, the application of which is limited to the Company's software infrastructure strategy. Accordingly, these acquired technologies have no alternative future use.

  Effective August 1994, the Company acquired all of the outstanding capital stock of Dimeric Development, Inc. ("Dimeric"), a developer of database tools, for approximately $7,600,000.

  Effective September 1994, the Company acquired the net assets of Aston Brooke Corporation ("Aston Brooke"), a developer of performance management tools, for approximately $6,500,000.

  Effective December 1994, the Company acquired the net assets of AutoSystems Corporation ("AutoSystems"), a leading provider of job management tools for commercial UNIX workstations and open systems, for approximately $10,000,000.

  During 1994, the Company also acquired certain software technologies with an aggregate purchase price of approximately $1,900,000.

  The Company also terminated its agreements with three of its former European affiliates and established wholly-owned subsidiaries for these operations during 1994. Prior to their termination, these affiliates were independent organizations that contracted with the Company to support and promote the Company's software products and educational services. The aggregate amount paid in these transactions was approximately $10,000,000.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  Effective March 1995, the Company acquired all of the outstanding capital stock of SQL Software Corporation ("SQL"), a provider of Windows-based development tools for managing multiple relational databases, for approximately $2,000,000; the assets of Viatech Development, Inc. ("Viatech"), a provider of electronic distribution tools, for approximately $5,300,000; and the assets of BrownStone Solutions, Inc. ("BrownStone"), a vendor of repository technology, for approximately $6,300,000. Also effective March 1995, the Company acquired all of the outstanding capital stock of Reltech Group, Inc. ("Reltech"), a vendor of repository technology, for approximately $9,800,000 in cash plus 318,453 shares of Common Stock, which had a Market Value of approximately $7,500,000 at the time of the acquisition.

  Effective July 1995, the Company acquired all of the outstanding capital stock of Advanced Software Concepts, Inc. ("ASC"), a leading provider of distributed storage network management solutions for heterogeneous environments, for approximately $7,000,000.

  Effective November 1995, the Company acquired substantially all of the assets of ProtoSoft, Inc. ("ProtoSoft"), a pioneer in portable, object-oriented analysis and design software for building enterprise-wide applications and the developer of Paradigm Plus, for approximately $30,000,000 in cash plus 582,121 shares of Common Stock, which had a Market Value of approximately $10,000,000 at the time of the acquisition.

  Effective December 1995, the Company purchased all of the outstanding capital stock of AIB Software Corporation ("AIB"), a leader in multi-platform application development and testing tools, for approximately $2,200,000 in cash plus 478,045 shares of Common Stock, which had a Market Value of approximately $9,000,000 at the time of the acquisition; Protellicess Software, Inc. ("Protellicess"), a leader in enterprise project and process management software, in exchange for 822,077 shares of Common Stock, which had a Market Value of approximately $15,000,000 at the time of the acquisition; and BMS Computer, Inc. ("BMS"), a leader in integrated chargeback systems that provide job accounting, chargeback, cost analysis and resource reporting for heterogeneous environments, for approximately $6,900,000. In conjunction with the acquisitions of AIB and Protellicess, the Company assumed stock options which converted into options to purchase 116,144 and 128,320 shares of Common Stock, respectively.

  During 1995, the Company also acquired certain software technologies with an aggregate purchase price of approximately $10,227,000.

  Internationally, during 1995, the Company acquired Echo-Soft Technologies Sarl, a software sales and consulting firm located in France, Krystal Software SA, an international affiliate of the Company in France, and Sequel UK Ltd., an international affiliate of the Company in the United Kingdom. The Company also terminated its agreements with four other international affiliates and established wholly-owned subsidiaries for these operations. The aggregate price for these transactions was approximately $11,563,000.

  Effective January 1996, the Company acquired all of the outstanding capital stock of Advanced Systems Technologies, Inc. ("AST"), a leading developer of performance management tools, in exchange for approximately $445,000 in cash plus 344,640 shares of Common Stock, which had a Market Value of approximately $5,800,000 at the time of the acquisition.

  Effective July 1996, the Company acquired all of the outstanding capital stock of Software Alternatives, Inc. (d/b/a System Software Alternatives) ("Software Alternatives"), a leading provider of production scheduling software, for approximately $1,900,000. Also effective July 1996, the Company acquired all of the outstanding capital stock of Grateful Data, Inc. (d/b/a TransCentury Data Systems) ("Grateful Data"), a Year 2000 solution provider, for $100,000 in cash plus 333,333 shares of Common Stock, which had a Market Value of approximately $4,000,000 at the time of the acquisition.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  Effective December 1996, the Company acquired all of the outstanding capital stock of VREAM, Inc. ("VREAM"), a leading provider of virtual reality software for the World Wide Web and other interactive environments, in exchange for 760,383 shares of Common Stock, which had a Market Value of approximately $10,300,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 70,257 shares of Common Stock.

  During 1996, the Company also acquired certain software technologies for an aggregate purchase price of approximately $3,513,000.

  Internationally, effective December 1996, the Company acquired substantially all of the assets of the Access Manager business unit of the High Performance Systems division of International Computers Limited ("Access Manager"), a leading provider of single-sign-on security computer software for enterprise computing technology, in exchange for 2,286,222 shares of Common Stock, which had a Market Value of approximately $30,000,000 at the time of the acquisition.

  In conjunction with 1996 acquisitions accounted for as purchases, the Company assumed liabilities of approximately $7,300,000. These liabilities were primarily composed of costs for involuntary termination of employees, legal expenses and other professional services expenses. The plan of termination includes severance and related costs of employees of the acquired companies and is planned to be completed in 1997. Any significant adjustments to amounts provided for under the plan will be treated as adjustments to excess of cost over net assets acquired.

  The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions accounted for as purchases had occurred at the beginning of each period. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates or of results that may occur in the future.

                                                          1996      1995
                                                        --------  ---------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
      Revenues......................................... $443,907  $ 333,257
      Net loss.........................................  (75,116)  (113,781)
      Net loss per share...............................    (1.35)     (2.63)

  The Company estimates aggregate payments for acquisition-related payables, in connection with the acquisitions described above, to be $7,872,000, $1,892,000 and $610,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  The Company may be required to make payments in future years to various former owners of acquired businesses based upon the attainment of certain operating results by such businesses. The amounts of these payments cannot be estimated. These additional payments will be charged to compensation expense or recorded as an adjustment to the respective purchase price in the periods in which such payments are made.

3. INVESTMENT SECURITIES

  At December 31, 1996, the Company classified its marketable debt and equity securities as either available-for-sale or trading. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. For investment securities classified as available-for-sale, net unrealized holding gains of approximately $29,936,000, reduced by income taxes of approximately $12,131,000, are recorded as a separate component of stockholders' equity. For trading securities, unrealized holding gains of approximately $920,000 are reflected in pre-tax earnings for the year ended December 31, 1996.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  During 1996, certain cost-basis equity investments became marketable equity securities and were reclassified as either available-for-sale or trading. The Company owns equity interests in certain technology companies which executed initial public offerings during 1996. As a result, the Company reclassified these investments based upon future trading intentions. The cost and unrealized gain, net of income taxes, on the investment transferred to the available-for-sale classification were approximately $8,383,000 and $17,800,000, respectively. The cost and unrealized gain on the investment transferred to the trading classification were approximately $1,125,000 and $920,000, respectively.

  At December 31, 1995, all marketable securities were classified as available-for-sale and were carried at amortized cost, which approximated the fair market value.

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1996 were as follows:

                                                          1996
                                         ---------------------------------------
                                                     GROSS      GROSS
                                                   UNREALIZED UNREALIZED
                                         AMORTIZED  HOLDING    HOLDING    FAIR
                                           COST      GAINS      LOSSES    VALUE
                                         --------- ---------- ---------- -------
                                                     (IN THOUSANDS)
Current:
  Available-for-sale:
    State and municipal bonds...........  $   402   $     1     $ --     $   403
    Corporate bonds.....................    2,002       --         (1)     2,001
    Marketable equity securities........    8,383    29,923       --      38,306
                                          -------   -------     -----    -------
                                           10,787    29,924        (1)    40,710
                                          -------   -------     -----    -------
  Trading securities:
    Marketable equity securities........    1,125       920       --       2,045
                                          -------   -------     -----    -------
                                          $11,912   $30,844     $  (1)   $42,755
                                          =======   =======     =====    =======
Non-current:
  Available-for-sale:
    State and municipal bonds...........  $ 2,122   $    51     $ (38)   $ 2,135
                                          =======   =======     =====    =======

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investments at December 31, 1995 were as follows:

                                                          1995
                                         ---------------------------------------
                                                     GROSS      GROSS
                                                   UNREALIZED UNREALIZED
                                         AMORTIZED  HOLDING    HOLDING    FAIR
                                           COST      GAINS      LOSSES    VALUE
                                         --------- ---------- ---------- -------
                                                     (IN THOUSANDS)
Current:
  Available-for-sale:
    U.S. Government bonds...............  $ 2,015   $   --      $  (4)   $ 2,011
    State and municipal bonds...........    5,276         6       (16)     5,266
    Other...............................      511       --        --         511
                                          -------   -------     -----    -------
                                          $ 7,802   $     6     $ (20)   $ 7,788
                                          =======   =======     =====    =======
Non-current:
  Available-for-sale:
    U.S. Government bonds...............  $   116   $   --      $ --     $   116
    State and municipal bonds...........    7,110        65       (22)     7,153
    Other...............................    5,900        21       --       5,921
                                          -------   -------     -----    -------
                                          $13,126   $    86     $ (22)   $13,190
                                          =======   =======     =====    =======

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  The contractual maturities of debt securities at December 31, 1996 were as follows:

                                                                    FAIR VALUE
                                                                  --------------
                                                                  (IN THOUSANDS)
      Due within one year........................................     $2,404
      Due after one year through five years......................      1,466
      Due after five years.......................................        669
                                                                      ------
                                                                      $4,539
                                                                      ======

  Under the specific identification method, the gross realized gains and gross realized losses on the sale of available-for-sale securities were approximately $1,032,000 and $0, respectively, for the year ended
December 31, 1996 and $467,000 and $(135,000), respectively, for the year ended December 31, 1995.

4. PROPERTY AND EQUIPMENT

  Property and equipment are summarized as follows:

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
      Furniture and fixtures................................. $ 26,328 $ 19,861
      Computers and software.................................   60,736   37,497
      Transportation.........................................    8,031    8,034
      Leasehold improvements.................................   20,771   13,899
                                                              -------- --------
                                                               115,866   79,291
      Less accumulated depreciation and amortization.........   43,523   28,287
                                                              -------- --------
                                                              $ 72,343 $ 51,004
                                                              ======== ========

5. PURCHASED AND DEVELOPED SOFTWARE

  Purchased and developed software consists of the following:

                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
      Purchased software..................................... $ 34,603 $ 24,809
      Software development costs.............................   89,400   51,499
                                                              -------- --------
                                                               124,003   76,308
      Less accumulated amortization..........................   41,580   24,040
                                                              -------- --------
                                                              $ 82,423 $ 52,268
                                                              ======== ========

  During the years ended December 31, 1996, 1995 and 1994, $38,555,000, $19,867,000 and $10,898,000, respectively, of software development costs were capitalized. The Company recognized amortization expense applicable to internally developed capitalized software of $11,309,000, $6,276,000 and $4,911,000, during 1996, 1995 and 1994, respectively. The Company recognized amortization expense applicable to purchased software of $6,231,000, $3,081,000 and $859,000 during 1996, 1995 and 1994, respectively. During 1996, the Company wrote-off $654,000 of capitalized software costs related to certain AIB, SII and other product technologies. During 1995, the Company wrote-off $942,000 of capitalized software costs related to certain Trinzic product technologies.

  The increase in purchased software costs in 1996 as compared to 1995 is primarily attributable to the Company's acquisitions and purchases of certain product technologies.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

6.INSTALLMENT ACCOUNTS RECEIVABLE

  Installment accounts receivable consist of the following:

                                                                1996     1995
                                                              --------  -------
                                                               (IN THOUSANDS)
      Current installment receivables........................ $ 19,763  $ 8,682
      Allowance for uncollectible amounts....................     (395)    (103)
      Unamortized discount and maintenance fees..............   (5,765)  (2,521)
                                                              --------  -------
                                                              $ 13,603  $ 6,058
                                                              ========  =======
      Non-current installment receivables.................... $ 40,827  $ 1,777
      Allowance for uncollectible amounts....................     (816)     (11)
      Unamortized discount and maintenance fees..............  (18,346)  (1,239)
                                                              --------  -------
                                                              $ 21,665  $   527
                                                              ========  =======

  The Company offers long-term license agreements, bundling perpetual license, upgrade and maintenance fees, with financing terms typically ranging from three to five years. The resulting installment receivables are recorded net of unamortized discounts and deferred maintenance fees.

  The Company sells a significant portion of its installment receivables to third parties. When these receivables are sold, the Company reduces the gross installment receivable balance. Additionally, the Company reclassifies the deferred maintenance to an obligation, which was previously reflected as a reduction of the related installment receivable balance. The deferred maintenance is recognized ratably into income over the term of the maintenance agreement.

  Proceeds from the sale of installment receivables for 1996 and 1995 were approximately $129,328,000 and $2,903,000, respectively. A portion of the receivables were sold with recourse in 1996 and 1995. As of December 31, 1996, the Company's maximum exposure under recourse provisions was approximately $26,100,000. The Company assessed the exposure related to these recourse provisions and determined the potential liability to be minimal. The fair market value of the recourse obligation at December 31, 1996 was not determinable.

7. EMPLOYEE BENEFIT PLANS

  The Company has various defined contribution retirement plans (401(k) and profit sharing) for qualified employees. Employer contributions made under the plans totaled $1,071,000, $406,000 and $241,000, in 1996, 1995 and 1994,
respectively.

8. LINE OF CREDIT

  At December 31, 1996, the Company had an unsecured bank line of credit for $25,000,000, under which borrowings bear interest ranging from LIBOR plus 1% to the bank's prime rate. This line of credit is subject to limitations based upon certain financial covenants. At December 31, 1996, there were no borrowings outstanding under this line of credit.

  At December 31, 1996, the Company had aggregate letters of credit outstanding for approximately $1,300,000, with expiration dates ranging from March 1997 to March 1998. These letters of credit reduce the available line of credit balance.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

9. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

  As of December 31, 1996, the Company had six stock option plans, which are described below, as well as several plans that have been assumed pursuant to acquisitions. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its employee stock purchase plan (the "Stock Purchase Plan"). Had compensation cost for the Company's stock option plans and the Stock Purchase Plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                               1996                1995
                                        ------------------  -------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Net loss           As reported..            $(67,962)           $(111,933)
                         Pro forma....             (74,062)            (115,388)
      Net loss per share As reported..  $            (1.22) $             (2.59)
                         Pro forma....               (1.33)               (2.67)

  Under SFAS No. 123, the pro forma compensation expense related to the Company's stock option and Stock Purchase Plan, before effects for income taxes, was approximately $10,200,000 and $5,809,000 in 1996 and 1995, respectively.

  Excluding stock option plans assumed pursuant to acquisitions, the Company has six stock option plans ("Company Plans"). The 1995 Employee Incentive Plan, 1994 Stock Incentive Plan, 1991 Option Plan and 1989 Option Plan provide for the granting of options to employees and non-employee directors for up to an aggregate of 12,560,000 shares. Under the Chief Executive Option Plan, the Company has authority to grant options for up to 1,600,000 shares to its Chief Executive Officer and President. Under the Directors' Option Plan, the Company may grant options for up to 500,000 shares to non-employee directors.

  In general, the options granted under the Company Plans during 1996 and 1995, excluding the Directors' Option Plan, have similar provisions. Under these plans, the Company has granted both non-qualified and incentive stock options. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant, have a legal life of ten years, and typically vest in equal annual installments over a four-year period beginning one year from the date of grant. Certain options granted prior to 1995 have a legal life of fifteen years. The specific provisions of any grant are determined by the Compensation Committee of the Board of Directors or another designated committee.

  Under the Directors' Option Plan, only non-qualified options have been granted. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant and have a legal life of ten years. The options granted in 1995 under this plan vested immediately, while those granted in 1996 vest annually over a three-year period beginning one year from the date of grant.

  As discussed in note 2, the Company has assumed various option grants related to certain acquisitions in 1996 and 1995. The assumption of these option grants resulted in the deemed issuance by the Company of options totaling 430,582 and 1,206,566 shares in 1996 and 1995, respectively. The options assumed reflect outstanding options at the time of acquisition. The provisions of the assumed options are generally the same as those provided for in the original option agreements.

  In 1996, the Company began offering the Stock Purchase Plan to its employees who work a minimum of 20 hours per week. Under this plan, the Company is authorized to issue up to 5,000,000 shares of Common Stock. Under terms of the Stock Purchase Plan and current policies of the administrative committee, employees may elect to withhold 1 to 20 percent of their cash compensation through regular payroll deductions to purchase

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

Common Stock each year. The purchase price of the stock is 85 percent of the lower of the price at the grant date, which is the beginning of the plan year (March 1st) or the exercise date, which is the end of each plan quarter (February 28, May 31, August 31 and November 30). Approximately 41% of eligible employees have participated in the Stock Purchase Plan since inception. Under the Stock Purchase Plan, the Company sold 197,165 shares to employees in 1996.

  The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 1996 and 1995, respectively: option price, which equals the fair market value at date of grant, of $12.39 and $18.97; expected dividend yields of 0% for both years; expected volatility of 55% for both years; risk-free interest rates of 6.37% and 6.12%; and expected life of
4.5 years for both years. The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for purchase rights granted in 1996: fair market value of $10.75; option price of $9.14; expected dividend yield of 0%; expected volatility of 51%; risk-free interest rate of 5.42%; and expected life of three months.

  Stock option plan activity during the years ended December 31, 1996, 1995 and 1994 was as follows:

                                  1996                  1995                  1994
                          --------------------- --------------------- ---------------------
                                      WEIGHTED              WEIGHTED              WEIGHTED
                                       AVERAGE               AVERAGE               AVERAGE
                                      EXERCISE              EXERCISE              EXERCISE
FIXED OPTIONS               SHARES      PRICE     SHARES      PRICE     SHARES      PRICE
-------------             ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................   8,026,949  $   12.09  6,853,673  $    9.45  6,165,392  $    7.55
Granted.................   2,606,687      12.39  2,493,753      18.97  2,055,334      12.83
Exercised...............    (516,874)      4.60   (742,482)      6.29 (1,084,377)      4.21
Canceled................    (265,407)     14.61   (577,995)      7.60   (282,676)     12.59
                          ----------            ----------            ----------
Outstanding at end of
 year...................   9,851,355  $   12.41  8,026,949  $   12.09  6,853,673  $    9.45
                          ==========            ==========            ==========
Options exercisable at
 year-end...............   4,777,941             3,915,068             3,719,479
                          ==========            ==========            ==========
Weighted-average fair
 value of options
 granted during the
 year...................  $     6.41            $     9.76

  The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 ---------------------------------------- -----------------------
                            WEIGHTED-AVG.   WEIGHTED-AVG.           WEIGHTED-AVG.
   RANGE OF       NUMBER      REMAINING       EXERCISE     NUMBER     EXERCISE
EXERCISE PRICES  OF SHARES CONTRACTUAL LIFE     PRICE     OF SHARES     PRICE
---------------  --------- ---------------- ------------- --------- -------------
$.0025-
  9.75           1,689,672       5.71          $ 3.10     1,516,126    $ 3.04
 10.13-
 12.00           1,875,341       9.78           10.57       954,951     10.40
 12.38-
 14.00           2,597,393       9.39           12.68       951,890     12.83
 14.13-
 18.19           1,708,715      10.48           15.25       735,913     15.29
$18.25-
 57.30           1,980,234       8.56           19.28       619,061     19.58
                 ---------                                ---------               ---
                 9,851,355       8.86          $12.41     4,777,941    $10.49
                 =========                                =========

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

10. INCOME TAXES

  Income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                                        1996      1995     1994
                                                       -------  --------  ------
                                                           (IN THOUSANDS)
      Current:
        Federal....................................... $   --   $    315  $1,084
        State.........................................     175       133     190
        Foreign.......................................   1,905       472     836
      Deferred:
        Federal.......................................  (7,838)   (7,899)    985
        State.........................................  (3,617)   (4,969)    378
                                                       -------  --------  ------
                                                       $(9,375) $(11,948) $3,473
                                                       =======  ========  ======

  The reconciliation of income taxes computed using the Federal statutory rate of 35% to the income tax provision is as follows:

                                  1996      1995     1994
                                --------  --------  ------
                                     (IN THOUSANDS)
      Statutory tax...........  $(27,068) $(43,358) $  290
      State income tax, net of
       federal tax benefit....    (3,442)   (4,836)    568
      Research and
       experimentation
       credits................    (1,491)   (1,213)     (1)
      Foreign tax credit......       (59)     (239)    (60)
      Foreign taxes...........       751       240   1,423
      Foreign sales
       corporation............    (1,036)     (294)   (401)
      Municipal interest......      (289)     (554)   (431)
      Utilization of net
       operating losses.......       --        --     (302)
      Stock acquisitions......     6,281    11,450   2,626
      Change in valuation
       allowance..............    12,608    22,856  (2,293)
      Change in tax accounting
       method.................       --        176   1,596
      Nondeductible merger
       costs..................     1,440     4,625     --
      Other...................     2,930      (801)    458
                                --------  --------  ------
      Effective tax...........  $ (9,375) $(11,948) $3,473
                                ========  ========  ======

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  The tax effects of temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 were as follows:

                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
      Deferred tax assets:
        Deferred revenue.................................... $  1,152  $  5,804
        Allowance for doubtful accounts.....................      749       964
        Net operating loss carryforwards....................   95,190    53,685
        Foreign net operating losses........................      --      3,006
        General business, AMT and state tax credits.........    9,544     6,365
        Foreign tax credits.................................    1,138     1,270
        Accrued expenses and reserves.......................      157       856
        Rent abatement......................................    1,957     2,143
        Other...............................................    5,084     1,153
                                                             --------  --------
          Total gross deferred tax assets...................  114,971    75,246
      Less valuation allowance..............................  (59,936)  (47,328)
                                                             --------  --------
          Net deferred tax assets...........................   55,035    27,918
                                                             --------  --------
      Deferred tax liabilities:
        Capitalized software, net...........................   23,908    12,566
        Installment sales...................................      826     1,175
        Acquired technology.................................    3,124     2,952
        Unrealized gain on marketable equity securities.....   12,499       --
        Other...............................................      --        766
                                                             --------  --------
          Total gross deferred liabilities..................   40,357    17,459
                                                             --------  --------
      Net deferred tax asset................................ $ 14,678  $ 10,459
                                                             ========  ========

  The net change in the total valuation allowance during 1996, 1995 and 1994 was an increase of $12,608,000, an increase of $22,856,000 and a decrease of $2,293,000, respectively. The Company has reduced the deferred tax assets by a valuation allowance to reflect the estimated amount of deferred tax assets which will, more likely than not, be realized. The net deferred tax asset at December 31, 1996 reflects management's estimate of the amount which will be realized as a result of future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

  The exercise of certain stock options results in state and Federal income tax benefits to the Company. The benefit is equal to the difference between the market price at the date of exercise and the option price at the applicable tax rate. The current tax benefit does not flow through the statement of operations, but is credited directly to paid-in capital. As a result of stock option exercises during 1996, 1995 and 1994, $0, $0 and $108,000, respectively, were credited to paid-in capital.

  At December 31, 1996, the Company had approximately $234,891,000 of net operating loss carryforwards and $10,682,000 of tax credit carryforwards, which are available to reduce future Federal income taxes, if any, through the year 2011. The Company's ability to utilize the net operating loss carryforwards and available tax credits may be limited due to changes in ownership as a result of business combinations.

11. CONVERTIBLE SUBORDINATED NOTES

  As of December 31, 1996, the Company had $115,000,000 in convertible subordinated notes (the "Notes") outstanding, bearing interest at 6.75% annually. The Notes mature on November 15, 2001. Interest is payable

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES semi-annually on May 15 and November 15, commencing May 15, 1997. The holders of the Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve-month period commencing November 15, 1999 at 102.7% of their principal amount and during the twelve-month period commencing November 15, 2000 at 101.35% of their principal amount.

  The Company estimated the fair value of the Notes as of December 31, 1996 at approximately $140,013,000, based upon their trading price on the Nasdaq SmallCap Market on that date.

12. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases office space, computer and telecommunications equipment under long-term lease agreements expiring through the year 2007. Total future minimum lease payments under noncancelable leases are as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
      1997.......................................................    $ 33,196
      1998.......................................................      28,810
      1999.......................................................      22,931
      2000.......................................................      18,323
      2001 and thereafter........................................      41,270
                                                                     --------
                                                                     $144,530
                                                                     ========

  Total rent expense under all operating leases amounted to $21,386,000, $14,869,000 and $11,875,000 in 1996, 1995 and 1994, respectively.

 Litigation

  The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of business and have not been fully adjudicated. Management currently believes the ultimate outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

13. OTHER INCOME (EXPENSE)

  Other income (expense) for the years ended December 31, 1996, 1995 and 1994 is comprised of the following:

                                1996     1995    1994
                               -------  ------  ------
                                  (IN THOUSANDS)
      Interest income......... $ 4,978  $4,624  $2,843
      Interest expense........  (1,737)   (745)   (275)
      Foreign exchange gain
       (loss).................     (35)     66     282
      Net realized gain on
       sale of investments....   1,032     332     --
      Unrealized gain on
       marketable equity
       securities.............     920     --      --
      Other...................      (2)      4     202
                               -------  ------  ------
                               $ 5,156  $4,281  $3,052
                               =======  ======  ======

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

14. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment. The Company markets and services its products in the United States and in foreign countries through its direct sales organization and affiliates (which are non-controlled product representatives).

  The following table presents information about the Company by geographic area. Export sales and certain income and expense items are reported in the geographic area where the final sale is made rather than where the transaction originates.

                                          NORTH
                                         AMERICA     EUROPE    OTHER      TOTAL
                                        ---------   --------  --------  ---------
                                                   (IN THOUSANDS)
      1996
        Revenues....................... $ 335,528   $ 77,965  $ 25,697  $ 439,190
        Operating loss.................   (77,054)    (4,856)     (583)   (82,493)
        Identifiable assets............   513,918     77,518    18,076    609,512
      1995
        Revenues....................... $ 233,056   $ 55,663  $ 15,957  $ 304,676
        Operating income (loss)......... (141,930).    9,684     4,084   (128,162)
        Identifiable assets............   377,112     53,828     7,248    438,188
      1994
        Revenues....................... $ 186,075   $ 32,622  $  6,742  $ 225,439
        Operating income (loss)........   (12,656)     9,679       754     (2,223)
        Identifiable assets............   240,606     19,863     2,291    262,760

  The revenues and operating income (loss) amounts above exclude the effect of intercompany royalties. The North America operating losses in 1996, 1995 and 1994 include all merger costs, restructuring costs and acquired in-process technology charges.

  No single customer accounted for 10% or more of total revenues in 1996, 1995 or 1994.

15. SUBSEQUENT EVENTS

  On January 31, 1997, the Company acquired all of the outstanding capital stock of Australian Technology Resources Pty Limited ("ATR"), a leading provider of information technology consulting services, in exchange for 313,784 shares of Common Stock, which had a Market Value of approximately $5,000,000 at the time of the acquisition.

  On February 18, 1997, the Company acquired all of the outstanding capital stock of GEJAC, Inc. ("GEJAC"), a leading provider of UNIX and NT charge-back software, in exchange for 412,801 shares of Common Stock, which had a Market Value of approximately $6,800,000 at the time of the acquisition. This acquisition will be accounted for under the purchase method, and a significant portion of the purchase price will be charged to acquired in-process technology in the first quarter of 1997.

  On February 28, 1997, the Company acquired all of the outstanding capital stock of I&S Informationstechnik and Services GmbH ("I&S"), a leading provider of information technology consulting services, in exchange for 1,089,867 shares of Common Stock, which had a Market Value of approximately $17,200,000 at the time of the acquisition.

  The acquisitions of ATR and I&S will be accounted for as poolings of interest. Costs incurred in connection with these transactions will be expensed in the first quarter of 1997.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
  The following unaudited pro-forma information shows total revenues and net income (loss) of PLATINUM, ATR and I&S during the three years ended December 31, 1996, 1995 and 1994, as if the transactions had been consummated on December 31, 1996:

(IN THOUSANDS, EXCEPT           1996                1995                 1994
PER SHARE DATA)          ------------------- -------------------  -------------------
                                  NET INCOME          NET INCOME           NET INCOME
                         REVENUES   (LOSS)   REVENUES   (LOSS)    REVENUES   (LOSS)
                         -------- ---------- -------- ----------  -------- ----------
PLATINUM................ $439,190  $(67,962) $304,676 $(111,933)  $225,439  $(2,644)
ATR.....................    9,132       142     9,492       301     10,634    1,016
I&S.....................   19,743     2,898    12,243        65      7,534       66
                         --------  --------  -------- ---------   --------  -------
Total................... $468,065  $(64,922) $326,411 $(111,567)  $243,607  $(1,562)
                         ========  ========  ======== =========   ========  =======
Net loss per share......           $  (1.14)          $   (2.50)            $ (0.04)
                                   ========           =========             =======

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
PLATINUM technology, inc.:

  We have audited the accompanying consolidated balance sheets of PLATINUM technology, inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Trinzic Corporation, Locus Computing Corporation, and Softool Corporation, wholly-owned subsidiaries, which statements reflect total revenues constituting 36 percent in 1994 of the related consolidated total. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, in so far as it relates to the amounts for Trinzic Corporation, Locus Computing Corporation, and Softool Corporation, is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLATINUM technology, inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                             KPMG Peat Marwick LLP

Chicago, Illinois
February 19, 1997, except for Note 15,
which is as of February 28, 1997

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
PLATINUM technology, inc.:

  Under date of February 19, 1997 (except as to Note 15, which is as of February 28, 1997), we reported on the consolidated balance sheets of PLATINUM technology, inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. Our report is based in part on the reports of other auditors. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

  In our opinion, based on our audits and the reports of other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                             KPMG Peat Marwick LLP

Chicago, Illinois
February 19, 1997, except for Note 15,
 which is as of February 28, 1997

                                  SCHEDULE II

                           PLATINUM TECHNOLOGY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

        ALLOWANCE FOR DOUBTFUL ACCOUNTS         BEGINNING   BAD DEBT    ENDING
    FOR TRADE AND INSTALLMENT  RECEIVABLES       BALANCE    EXPENSE    BALANCE
    --------------------------------------      ---------- ---------- ----------
Year ended December 31, 1996................... $2,809,000 $  905,000 $3,714,000
Year ended December 31, 1995...................  1,522,000  1,287,000  2,809,000
Year ended December 31, 1994...................  1,290,000    232,000  1,522,000

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERE UNTO DULY AUTHORIZED, ON THE 28TH DAY OF MARCH, 1997.

                                          Platinum technology, inc.

                                               /s/ Andrew J. Filipowski
                                          By___________________________________
                                                   Andrew J. Filipowski
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    /s/ Andrew J. Filipowski         President, Chief Executive      March 28, 1997
____________________________________ Officer (principal executive
        Andrew J. Filipowski         officer) and Chairman of the
                                     Board of Directors

     /s/ Paul L. Humenansky          Executive Vice President,       March 28, 1997
____________________________________ Chief Operations Officer and
         Paul L. Humenansky          a Director

    /s/ Micahel P. Cullinane         Executive Vice President,       March 28, 1997
 ___________________________________ Chief Financial Officer
        Michael P. Cullinane         (principal financial and
                                     accounting officer),
                                     Treasurer and a Director

       /s/ James E. Cowie            Director                        March 28, 1997
____________________________________
           James E. Cowie

      /s/ Steven D. Devick           Director                        March 28, 1997
____________________________________
          Steven D. Devick

       /s/ Gian M. Fulgoni           Director                        March 28, 1997
____________________________________
          Gian M. Fulgoni

       /s/ Arthur P. Frigo           Director                        March 28, 1997
____________________________________
          Arthur P. Frigo

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
 10.30     First Amendment, dated as of December 31, 1996, to the Loan
           Agreement.
 10.31     First Amendment, dated as of May 23, 1996, to the October 31,
           1995 Lisle Lease.
 10.32     Second Amendment, dated as of May 24, 1996, to the October 31,
           1995 Lisle Lease.
 10.33     Lease Agreement, dated as of July 17, 1996, between the Com-
           pany and Oakbrook Tower Limited Partnership.
 21        Subsidiaries of the Company.
 23.1      Consent of KPMG Peat Marwick LLP with respect to the Company's financial statements and financial statement schedule.
 23.2      Consent of Deloitte & Touche LLP with respect to Trinzic's fi-
           nancial statements.
 23.3      Consent of Arthur Andersen LLP with respect to Locus' finan-
           cial statements.
 23.4      Consent of Arthur Andersen LLP with respect to Softool's fi-
           nancial statements.
 27        Financial Data Schedule.
 99.1      Report of Deloitte & Touche LLP on Trinzic's financial state-
           ments.
 99.2      Report of Arthur Andersen LLP on Locus' financial statements.
 99.3      Report of Arthur Andersen LLP on Softool's financial state-
           ments.