Form 10-Q
period 1997-03-31
PLATINUM TECHNOLOGY INC
filed 1997-05-15
CIK 825703

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

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM  TO

                        COMMISSION FILE NUMBER: 0-19058

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 12, 1997, there were outstanding 61,379,585 shares of common stock, par value $.001, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                           PAGE
                                                                           ----
 PART I--FINANCIAL INFORMATION
    Item 1. Financial Statements
            Independent Auditors' Review Report..........................     3
            Consolidated Balance Sheets as of March 31, 1997 (unaudited)
            and December 31, 1996 (unaudited)............................     4
            Consolidated Statements of Operations for the three months
            ended March 31, 1997 (unaudited) and 1996 (unaudited)........     5
            Consolidated Statements of Cash Flows for the three months ended March 31, 1997
            (unaudited) and 1996 (unaudited).............................     6
            Notes to Consolidated Financial Statements...................   7-8
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations...................................................  9-15
 PART II--OTHER INFORMATION
    Item 1. Legal Proceedings............................................    16
    Item 6. Exhibits and Reports on Form 8-K.............................    16
 SIGNATURES...............................................................   17

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
April 29, 1997

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        MARCH 31,  DECEMBER 31,
                        ASSETS                            1997        1996 *
   ---------------------------------------------------  ---------  ------------
Current assets:
  Cash and cash equivalents............................ $ 108,310   $ 141,472
  Short-term investment securities.....................    51,741      42,755
  Trade accounts receivable, net of allowances of
   $2,733 and $2,503...................................   141,333     170,475
  Installment accounts receivable, net of allowances of
   $294 and $395.......................................     9,319      13,603
  Accrued interest and other current assets............    16,067      11,748
  Refundable income taxes..............................       471         629
                                                        ---------   ---------
    Total current assets...............................   327,241     380,682
                                                        ---------   ---------
Non-current investment securities......................     1,923       2,135
Property and equipment, net............................    73,876      73,060
Purchased and developed software, net..................    95,342      82,439
Excess of cost over net assets acquired, net of
 accumulated amortization of $11,006
 and $9,458............................................    36,375      37,352
Non-current installment receivables, net of allowances
 of $672 and $816......................................    16,367      21,665
Other assets...........................................    39,710      27,576
                                                        ---------   ---------
    Total assets....................................... $ 590,834   $ 624,909
                                                        =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
   ---------------------------------------------------
Current liabilities:
  Acquisition-related payables......................... $   3,622   $   7,872
  Income taxes payable.................................     1,783       2,420
  Accounts payable.....................................    14,570      15,938
  Accrued commissions and bonuses......................     3,593      10,622
  Accrued royalties....................................     4,721       3,913
  Other accrued liabilities............................    32,003      34,634
  Current maturities of long-term obligations..........     4,325       3,075
  Deferred maintenance.................................    81,859      84,223
                                                        ---------   ---------
    Total current liabilities..........................   146,476     162,697
                                                        ---------   ---------
Acquisition-related payables...........................     2,502       2,502
Deferred maintenance...................................    45,627      38,674
Deferred rent..........................................     8,389       8,361
Long-term obligations, net of current maturities.......   117,027     116,892
                                                        ---------   ---------
    Total liabilities..................................   320,021     329,126
                                                        ---------   ---------
Stockholders' equity:
  Class II preferred stock, $.01 par value. Authorized
   10,000, none outstanding.                                  --          --
  Common stock, $.001 par value. Authorized 180,000,
   issued and outstanding
   61,351 and 60,577...................................        61          61
  Paid-in capital......................................   496,823     487,477
  Accumulated deficit..................................  (234,049)   (208,780)
  Unrealized holding gains on marketable securities....    11,089      17,805
  Foreign currency translation adjustment..............    (3,111)       (780)
                                                        ---------   ---------
    Total stockholders' equity.........................   270,813     295,783
                                                        ---------   ---------
    Total liabilities and stockholders' equity......... $ 590,834   $ 624,909
                                                        =========   =========

--------
* The consolidated balance sheet as of December 31, 1996 has been restated to give retroactive effect to mergers accounted for using the pooling-of-interests method.

          See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1997     1996 *
                                                            --------  --------
Revenues:
  Software products........................................ $ 57,639  $ 39,355
  Maintenance..............................................   28,947    22,536
  Professional services....................................   29,037    27,168
                                                            --------  --------
    Total revenues.........................................  115,623    89,059
                                                            --------  --------
Costs and expenses:
  Professional services....................................   28,510    26,538
  Product development and support..........................   44,136    34,609
  Sales and marketing......................................   50,472    38,748
  General and administrative...............................   11,468     8,458
  Merger costs.............................................    3,706     5,782
  Acquired in-process technology...........................   10,417     7,005
                                                            --------  --------
    Total costs and expenses...............................  148,709   121,140
                                                            --------  --------
Operating loss.............................................  (33,086)  (32,081)
Other income...............................................    2,306       561
                                                            --------  --------
Loss before income taxes...................................  (30,780)  (31,520)
Income taxes...............................................   (5,511)   (7,299)
                                                            --------  --------
Net loss................................................... $(25,269) $(24,221)
                                                            ========  ========
Net loss per share......................................... $  (0.41) $  (0.43)
                                                            ========  ========
Shares used in computing per share amounts.................   60,947    56,341
                                                            ========  ========

--------
*Results for the three months ended March 31, 1996 are restated for mergers accounted for using the pooling-of-interests method.


         See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1997     1996 *
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(25,269) $(24,221)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating
   activities:
    Depreciation and amortization..........................   12,244     7,218
    Acquired in-process technology.........................   10,417     7,005
    Unrealized holding gains on marketable equity
     securities............................................   (2,511)      --
    Realized net (gain) loss on sales of investment
     securities............................................      (39)       33
Changes in assets and liabilities, net of acquisitions:
  Trade and installment receivables........................   (8,459)   (2,753)
  Deferred income taxes....................................   (5,696)   (7,681)
  Accrued interest and other current assets................   (4,227)    2,585
  Accounts payable and accrued liabilities.................  (16,731)   (2,890)
  Deferred maintenance.....................................    4,589     1,999
  Income taxes payable.....................................     (479)     (611)
  Other....................................................   (3,964)     (465)
                                                            --------  --------
      Net cash used in operating activities................  (40,125)  (19,781)
                                                            --------  --------
Cash flows from investing activities:
  Purchases of investment securities.......................  (18,005)  (12,009)
  Sales of investment securities...........................       77    12,067
  Maturities of investment securities......................    1,000     2,071
  Purchases of property and equipment......................   (5,444)   (8,402)
  Purchased and developed software.........................  (12,081)   (8,010)
  Payments for acquisitions................................   (4,128)   (4,834)
  Other assets.............................................   (1,685)   (1,206)
                                                            --------  --------
      Net cash used in investing activities................  (40,266)  (20,323)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and Stock
   Purchase Plan...........................................    2,470       608
  Proceeds from the sale of receivables....................   47,374     3,720
  Short-term borrowings....................................      --      1,000
  Payments on borrowings...................................   (2,615)   (2,598)
  Other....................................................      --        200
                                                            --------  --------
      Net cash provided by financing activities............   47,229     2,930
                                                            --------  --------
Adjustment to conform fiscal years of pooled businesses....      --       (210)
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (33,162)  (37,384)
Cash and cash equivalents at the beginning of the period...  141,472   115,547
                                                            --------  --------
Cash and cash equivalents at the end of the period......... $108,310  $ 78,163
                                                            ========  ========

--------
* Cash flows for the three months ended March 31, 1996 are restated for mergers accounted for using the pooling-of-interests method.

         See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements of PLATINUM technology, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Because the Company's acquisitions of Australian Technology Resources Pty Limited ("ATR") and I&S Informationstechnik and Services ("I&S") during the first quarter of 1997 are being treated as poolings of interests for accounting purposes, consolidated financial statements for the periods prior to the acquisitions have been restated to reflect the assets, liabilities and operating results of these companies (See "Business Combinations" at Note 3). As a result of these transactions, the restated balance sheet at December 31, 1996, included herein, is unaudited. All intercompany accounts and transactions have been eliminated.

  These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K (the "Form 10-K"), as filed with the Securities and Exchange Commission. The consolidated financial statements included in the Form 10-K have not been restated for the poolings of interests consummated in the first quarter of 1997.

  Certain prior period costs and expenses have been reclassified to conform to the current period presentation.

NOTE 2--EARNINGS PER SHARE

  Net loss per share is based on the weighted average number of shares outstanding and does not include the effect of unexercised stock options.

NOTE 3--BUSINESS COMBINATIONS

  On January 31, 1997, the Company acquired all of the outstanding capital stock of ATR, a leading provider of information technology consulting services, in exchange for 313,784 shares of the Company's Common Stock, $.001 par value, (the "Common Stock"), which had a market value, based upon the trading price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $5,000,000 at the time of the acquisition. This acquisition was accounted for as a pooling of interests.

  On February 18, 1997, the Company acquired all of the outstanding capital stock of GEJAC, Inc. ("GEJAC"), a leading provider of UNIX and NT charge-back software, in exchange for 412,801 shares of Common Stock, which had a Market Value of approximately $6,800,000 at the time of the acquisition. These shares of Common Stock were issued pursuant to the Company's Registration Statement on Form S-1 (Registration No. 333-07783). This acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the first quarter of 1997. The pro forma operating results (as if GEJAC had been acquired at the beginning of each period presented) are not material to the accompanying consolidated financial statements.

  On February 28, 1997, the Company acquired all of the outstanding capital stock of I&S, a leading provider of information technology consulting services, in exchange for 1,089,867 shares of Common Stock, which had a Market Value of approximately $17,200,000 at the time of the acquisition. This acquisition was accounted for as a pooling of interests.

  The Company incurred significant costs and expenses in connection with these acquisitions, including investment banking and other professional fees, employees' severance and various other expenses. Such expenses were recorded as part of the purchase price in connection with the GEJAC acquisition. For the acquisitions accounted for as poolings of interests, these expenses were recorded as merger costs in the first quarter of 1997.

  The following unaudited information reconciles total revenues and net income
(loss) of PLATINUM technology, inc. as reported in the Form 10-K with the amounts presented in the accompanying unaudited statements of operations for the three months ended March 31, 1996, as well as the separate results of operations for the three months ended March 31, 1997 of ATR and I&S during the periods preceding their acquisition. The 1997 results for ATR represent the one month ended January 31, 1997. The 1997 results for I&S represent the two months ended February 28, 1997.

                                         THREE MONTHS ENDED  THREE MONTHS ENDED
                                           MARCH 31, 1997      MARCH 31, 1996
                                         ------------------- -------------------
                                                  NET INCOME          NET INCOME
                                         REVENUES   (LOSS)   REVENUES   (LOSS)
                                         -------- ---------- -------- ----------
PLATINUM (1)............................                     $82,471   $(24,504)
ATR.....................................  $ 511      $(56)     2,561        210
I&S.....................................  2,627       109      4,027         73
                                                             -------   --------
  Total.................................                     $89,059   $(24,221)
                                                             =======   ========

--------
(1) Represents the historical results of PLATINUM technology, inc. without considering the effect of the pooling of interests transactions. All merger costs are reflected in the historical results of PLATINUM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The Consolidated Statements of Operations give retroactive effect to the acquisitions of ATR as of January 31, 1997 and I&S as of February 28, 1997, each of which was accounted for using the pooling-of-interests method, and as a result, the results of operations for the three months ended March 31, 1997 and 1996 are presented as if the combining companies had been consolidated for all periods presented.

                                                             THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
STATEMENTS OF OPERATIONS DATA:
  Revenues:
    Software products.......................................     50%       44%
    Maintenance.............................................     25        25
    Professional services...................................     25        31
                                                             ------    ------
      Total revenues:.......................................    100       100
                                                             ------    ------
  Costs and expenses:
    Professional services...................................     25        30
    Product development and support.........................     38        39
    Sales and marketing.....................................     44        43
    General and administrative..............................     10        10
    Merger costs............................................      3         6
    Acquired in-process technology..........................      9         8
                                                             ------    ------
      Total costs and expenses..............................    129       136
                                                             ------    ------
  Operating loss............................................    (29)      (36)
  Other income..............................................      2         1
                                                             ------    ------
  Loss before income taxes..................................    (27)      (35)
  Income taxes..............................................     (5)       (8)
                                                             ------    ------
  Net loss..................................................    (22)%     (27)%
                                                             ======    ======

REVENUES

  The Company's revenues currently are derived from three sources: 1) license fees for licensing the Company's proprietary and other parties' software products, 2) maintenance fees for maintaining, supporting and providing current upgrades of software products, and 3) revenues from the Company's professional services business. Total revenues for the first quarter of 1997 were $115,623,000, an increase of $26,564,000, or 30%, as compared to $89,059,000 for the first quarter of 1996.

  Revenues from domestic (U.S.) customers represented 70% of total revenues for the first quarter of both 1997 and 1996. Domestic revenues are generated primarily by the Company's direct and inside sales forces, as well as a telemarketing organization. Since January 1, 1997, the Company has organized its domestic direct sales force by regions throughout the United States. The Company formerly combined the domestic and Canadian sales forces to represent the North American sales force. The Canadian sales team is now part of the Company's international sales force.

  Revenues from international customers represented 30% of total revenues for the first quarter of both 1997 and 1996. The Company's domestic and international revenues both grew 30% in the first quarter of 1997 as compared to the same period in 1996. As a result, the proportion of international to worldwide revenues remained constant between periods. The Company generates the majority of its international revenues through a network of wholly-owned subsidiaries, utilizing direct and inside sales forces.

  SOFTWARE PRODUCTS. Software products revenues for the first quarter of 1997 were $57,639,000, an increase of $18,284,000, or 46%, as compared to $39,355,000 for the first quarter of 1996. The Company has continued to experience growth in software products revenues across all business units. During the first quarter of 1997, the Company merged its business intelligence and recently established vertical applications solutions business units into its data warehouse business unit. This consolidation facilitates the Company's product integration efforts for data extraction, distribution and analysis functions, including decision support solutions designed for specific industries. The growth in software products revenues in the first quarter of 1997, as compared to the first quarter of 1996, resulted from increases of 11%, 45%, 39% and 148%, respectively, experienced by the Company's database management, systems management, application lifecycle and newly combined data warehouse business units and was primarily attributable to the continued marketplace acceptance of the Company's point products, product bundles and integrated product suites.

  MAINTENANCE. Maintenance revenues for the first quarter of 1997 were $28,947,000, an increase of $6,411,000, or 28%, as compared to $22,536,000 for the first quarter of 1996. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first year maintenance fees bundled in certain software product licenses. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increase in maintenance revenues was primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Maintenance fees implicit in certain new software product licenses also contributed to the increase.

  PROFESSIONAL SERVICES. Professional services revenues are associated with the Company's consulting services business and educational programs. Professional services revenues for the first quarter of 1997 were $29,037,000, an increase of $1,869,000, or 7%, as compared to $27,168,000 for the first quarter of 1996. The growth in professional services revenues was primarily attributable to an increase in billable consultants from the first quarter of 1996 to the first quarter of 1997.

COSTS AND EXPENSES

  Total expenses for the first quarter of 1997 were $148,709,000, an increase of $27,569,000, or 23%, over the first quarter of 1996 expenses of $121,140,000. Total expenses for the first quarter of 1997, excluding merger costs and acquired in-process technology costs, were $134,586,000, an increase of $26,233,000, or 24%, as compared to $108,353,000 for the first quarter of 1996. Total expenses, excluding merger costs and acquired in-process technology costs, represented 116% and 122% of total revenues for the first quarter of 1997 and 1996, respectively. Total expenses increased from the first quarter of 1996 to the first quarter of 1997 due primarily to greater variable expenses related to higher revenue results, as well as increased costs, including training and system support expenses, associated with integrating recently acquired companies and managing the larger combined company. During the first quarter of 1997, the Company continued to focus on overall cost containment efforts. As a result, total expenses, excluding acquired in-process technology charges and merger costs, decreased as a percentage of revenues for the first quarter of 1997, as compared to the first quarter of 1996. The Company expects to intensify its cost control efforts, as demonstrated by the restructuring plan announced during the second quarter of 1997. See "Recent Developments" below.

  PROFESSIONAL SERVICES. Costs of professional services for the first quarter of 1997 were $28,510,000, an increase of $1,972,000, or 7%, as compared to $26,538,000 for the first quarter of 1996. Professional services expenses represented 98% of professional services revenues for the first quarter of both 1997 and 1996. The increase in professional services expenses is primarily due to higher international employee-related expenses, which are the result of the recent acquisitions of ATR and I&S, as well as the overall expansion of the international services business. The Company began realigning the professional services business during the first quarter of 1997 through the consolidation of redundant functions at various remote locations. The Company anticipates that professional services expenses will decrease as a percentage of professional services revenues as the savings from the recent restructuring are realized, and as the productivity of the Company's consultants increases.

  PRODUCT DEVELOPMENT AND SUPPORT. Product development and support expenses for the first quarter of 1997 were $44,136,000, an increase of $9,527,000, or 28%, as compared to $34,609,000 for the first quarter of 1996. Product development and support expenses represented 38% and 39% of total revenues for the first quarter of 1997 and 1996, respectively. The increase in these expenses were primarily attributable to higher occupancy and employee related expenses and system support costs related to the product development effort, as well as the expansion of the Company's product groups through recent acquisitions.

  The Company has continued to devote substantial resources to the development and integration of its products and technologies to provide complete, customized management solutions for software infrastructure problems. The Company has also been enabling its products and suites for application with intranets, the Internet and the World Wide Web. During the first quarter of 1997, the Company began consolidating certain product development and support efforts to coincide with its product integration focus. As a result of these consolidation efforts, the Company expects to further reduce development and support expenses as a percentage of total revenues.

  For the first quarter of 1997 and 1996, the Company capitalized $8,477,000 and $5,645,000, respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

  SALES AND MARKETING. Sales and marketing expenses for the first quarter of 1997 were $50,472,000, an increase of $11,724,000, or 30%, as compared to
$38,748,000 for the first quarter of 1996. Sales and marketing expenses represented 44% and 43% of total revenues for the first quarter of 1997 and 1996, respectively. The increase in these expenses for the first quarter of 1997, as compared to the first quarter of 1996, was primarily attributable to costs related to the significant expansion of the domestic and international outside and inside sales forces and telemarketing organizations. Also contributing to the increase were higher commission expenses associated with the increase in software products revenues for the first quarter of 1997, as compared to the first quarter of 1996. During the second quarter of 1997, the Company realigned its inside sales force to be more compatible with its strategy of providing complete software infrastructure solutions and to correspond with the restructuring plan discussed in "Recent Developments" below. This realignment resulted in an approximate 45% reduction in the inside sales force. The Company is also in the process of consolidating remote sales facilities. Consequently, the Company anticipates that sales and marketing expenses will decrease as a percentage of total revenues in future periods.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for the first quarter of 1997 were $11,468,000, an increase of $3,010,000, or 36%, as compared to $8,458,000 for the first quarter of 1996. General and administrative expenses represented 10% of total revenues for the first quarter of both 1997 and 1996. Through the third quarter of 1996, the Company expanded its administrative staff in order to build the infrastructure to support the recently acquired businesses. Although the Company has reduced hiring of administrative staff since the fourth quarter of 1996, an overall head count increase in the first quarter of 1997 versus the first quarter of 1996 contributed significantly to the increase in general and administrative expenses. The increase in these expenses was also attributable to the amortization of excess of cost over net assets acquired related to the Company's acquisitions accounted for as purchases. The Company expects general and administrative expenses as a percentage of total revenues to decrease as the streamlining of the workforce and the consolidation of remote facilities under the Company's restructuring plan are executed.

  MERGER COSTS. Merger costs were $3,706,000 and $5,782,000 for the first quarter of 1997 and 1996, respectively. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company may continue to incur merger costs in connection with future acquisitions accounted for as poolings of interests. These costs will be expensed in the period in which the transactions are consummated.

  ACQUIRED IN-PROCESS TECHNOLOGY. Acquired in-process technology charges were $10,417,000 and $7,005,000 for the first quarter of 1997 and 1996, respectively. Acquired in-process technology charges relate to acquisitions of software companies and product technologies. These acquisitions were accounted for under the purchase method, and portions of the purchase prices were allocated to acquired in-process technology.

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

OTHER INCOME

  Other income for the first quarter of 1997 was $2,306,000, an increase of $1,745,000, or 311%, as compared to $561,000 for the first quarter of 1996. The increase in other income was primarily attributable to unrealized holding gains that resulted from the reclassification of certain available-for-sale securities into the trading classification. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to or deductions from other income until the securities are sold. The increase in other income for the first quarter of 1997, as compared to the first quarter of 1996, was partially offset by interest expense on the Company's convertible subordinated notes issued in November 1996.

INCOME TAXES

  The Company's effective tax rate, excluding the Federal tax effect of charges for acquired in-process technology relating to certain acquisitions, was 33% for the first quarter of both 1997 and 1996. For the first quarter of 1997, the Company reported an income tax benefit of $5,511,000, on a pre-tax loss of $30,780,000, which increased the net deferred tax asset balance as of March 31, 1997. In conjunction with the restructuring plan discussed below, the Company will reevaluate its deferred tax position during the second quarter of 1997.

RECENT DEVELOPMENTS

  On May 1, 1997, the Company announced its plan to consolidate its sales, marketing, business development and product development operations to achieve cost efficiencies through the elimination of redundant functions. The Company also realigned its business units and inside sales force to redirect focus on its strongest product lines and better integrate the development efforts of certain product groups. Approximately 10% of the Company's worldwide work force was reduced, primarily in the areas of product development and support, marketing, and inside sales, and, to a lesser extent, professional services and administration. The Company also plans to consolidate certain remote sales and product development office locations.

  The restructuring process is expected to result in a one-time charge ranging from approximately $40,000,000 to $45,000,000, which will be expensed in the second quarter of 1997. This charge is expected to include costs of closing excess office facilities, employee severance payments, losses on disposal of assets and various other expenses. The Company currently expects to realize a reduction in annual operating expenses of approximately $40,000,000 as a result of this restructuring. However, there can be no assurance as to the actual cost savings the Company will ultimately realize from this plan.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1997, the Company held approximately $161,974,000 of cash, cash equivalents, and investments as compared to $186,362,000 as of December 31, 1996. See "Cash Flows" below.

  The Company had trade and installment accounts receivable, net of allowances, of $167,019,000 and $205,743,000 at March 31, 1997 and December 31, 1996,
respectively. The Company licenses software products and provides services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

  In recent years, the Company's sources of liquidity have primarily been funds from capital markets, including bank facilities, and the sale of receivables. The Company believes the funding available to it from these sources will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's capital requirements are primarily dependent on management's business plan regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the conditions of financial markets.

  The Company sells a significant portion of its installment receivables to third parties. Proceeds from the sale of receivables for the first quarter of 1997 and 1996 were $47,374,000 and $3,720,000, respectively. A portion of the receivables were sold with recourse provisions. As of March 31, 1997, the Company's maximum exposure under recourse provisions was approximately $14,700,000. The Company has assessed the exposure related to these recourse provisions and determined the potential liability to be minimal.

  The Company's installment receivables are recorded net of unamortized discounts and deferred maintenance fees. When these receivables are sold, the Company reduces the gross installment receivable balance. Additionally, the Company reclassifies the deferred maintenance, which was previously reflected as a reduction of the related installment receivable balance, to an obligation. The deferred maintenance is recognized into income ratably over the term of the maintenance agreement.

  The Company had other long-term obligations of $117,027,000 and $116,892,000 as of March 31, 1997 and December 31, 1996, respectively. In November 1996, the Company issued $115,000,000 of convertible subordinated notes due November 15, 2001, which constitute the majority of the long-term obligations balance at March 31, 1997 and December 31, 1996.

  The Company currently has an unsecured bank line of credit of $25,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of May 12, 1997, the Company had no outstanding borrowings under this line of credit and had aggregate letters of credit outstanding for approximately $2,031,000, with expiration dates ranging from July 1997 through April 1998. These letters of credit reduce the available line of credit balance. The Company is in the process of increasing its line of credit.

CASH FLOWS

  Cash used in operating activities was $40,125,000 and $19,781,000 in the first quarter of 1997 and 1996, respectively. Cash used in operating activities in the first quarter of 1997 was attributable to the net effect of the following factors: a net loss of $25,269,000, including a deferred tax benefit of $5,511,000, substantially offset by non-cash charges of $12,244,000 for depreciation and amortization and $10,417,000 for acquired in-process technology; an increase in trade and installment receivables, before sales to third parties, of $8,459,000, partially offset by an increase in deferred maintenance of $4,589,000, which were both due to high quarter-end sales volume; a net decrease in accounts payable and other accrued liabilities, the most significant being accrued commissions and bonuses, of $16,731,000; a net increase in other working capital accounts of $4,706,000; and a net increase in other non-current assets of $3,964,000. Cash used in operating activities in the first quarter of 1996 was attributable to the net effect of the following factors: a net loss of $24,211,000, including a deferred tax benefit of $7,299,000, partially offset by non-cash charges of $7,218,000 for depreciation and amortization and $7,005,000 for acquired in-process technology; an increase in trade and installment receivables, before sales to third parties, of $2,753,000, partially offset by an increase in deferred maintenance of $1,999,000; a net decrease in accounts payable and other accrued liabilities of $2,890,000; a net decrease in other working capital accounts of $1,974,000; and a net increase in other non-current assets of $465,000.

  Cash used in investing activities was $40,266,000 in the first quarter of 1997 as compared to $20,323,000 in the first quarter of 1996. During the first quarter of 1997 and 1996, the Company invested $12,081,000 and $8,010,000, respectively, in purchased and developed software. The increased investment in software development costs in the first quarter of 1997, as compared to the first quarter of 1996, was the result of an expanded product base due to recent acquisitions. The Company also invested resources for property and equipment of $5,444,000 and $8,402,000 in the first quarter of 1997 and 1996, respectively. The Company paid $5,813,000 and $6,040,000 for acquisitions and other equity investments in the first quarter of 1997 and 1996, respectively. Cash expended in the first quarter of 1997 for purchases of investment securities, net of maturities and sales, was $16,928,000. Proceeds from sales and maturities of investment securities, net of purchases, were $2,129,000 for the first quarter of 1996.

  Cash flows from financing activities were $47,229,000 and $2,930,000 in the first quarter of 1997 and 1996, respectively. Sales of installment receivables were $47,374,000 in the first quarter of 1997 as compared to $3,720,000 in the first quarter of 1996. The Company has significantly increased installment receivable sales since the first quarter of 1996 and anticipates that such sales will continue to be a significant source of liquidity for the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. The standard establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard are not expected to have a significant impact on the Company's EPS amounts.

SAFE HARBOR PROVISION

  This Form 10-Q contains certain statements which reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "plan," "expect," "believe" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect the Company's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available to the Company. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and contingencies include the maturation and success of the Company's software infrastructure system strategy, risks inherent in conducting international business, risks associated with conducting a professional services business, changes in the Company's product and service mix and product and service pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions in the United States and other countries in which the

Company sells its products and services, charges and costs related to acquisitions, and the Company's ability to: develop and market existing and acquired products for the software infrastructure market; successfully integrate its acquired products, services and businesses and continue its acquisition strategy; adjust to changes in technology, customer preferences, enhanced competition and new competitors in the software infrastructure and professional services markets; protect its proprietary software rights from infringement or misappropriation; maintain or enhance its relationships with relational database vendors; and attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  See the Form 10-K for a discussion of Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes v. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France).

  The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. Management currently believes the ultimate outcome of such matters and the matter referred to above will not have a material adverse effect on the Company's results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

     Exhibit 15 Acknowledgment of Independent Certified Public Accountants
                Regarding
                Independent Auditors' Review Report.
     Exhibit 27 Financial Data Schedule

  B. Reports on Form 8-K:

    The Company filed a Current Report on Form 8-K, dated February 12, 1997, to report the Company's issuance of 313,784 shares of Common Stock pursuant to its acquisition of ATR. Such shares were issued upon reliance on Regulation S under the Securities Act of 1933, as amended ("Regulation S").

    The Company filed a Current Report on Form 8-K, dated March 11, 1997, to report the Company's issuance of 1,089,867 shares of Common Stock pursuant to its acquisition of I&S. Such shares were issued upon reliance on Regulation S.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Platinum technology, inc.

                                                /s/ Andrew J. Filipowski
                                          By: _________________________________
Date: May 14, 1997
                                                   Andrew J. Filipowski,
                                            President, Chief Executive Officer
                                             (principal executive officer) and
                                            Chairman of the Board of Directors

                                                /s/ Michael P. Cullinane
                                          By: _________________________________
Date: May 14, 1997
                                                   Michael P. Cullinane,
                                              Executive Vice President, Chief
                                                         Financial
                                             Officer (principal financial and
                                                        accounting
                                            officer), Treasurer and a Director