Form 10-Q
period 1997-06-30
PLATINUM TECHNOLOGY INC
filed 1997-08-14
CIK 825703

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

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of August 12, 1997, there were outstanding 61,833,639 shares of common stock, par value $.001, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                          PAGE
                                                                          ----
 PART I--FINANCIAL INFORMATION
    Item 1. Financial Statements
            Independent Auditors' Review Report ........................     3
            Consolidated Balance Sheets as of June 30, 1997 (unaudited)
            and December 31, 1996
            (unaudited).................................................     4
            Consolidated Statements of Operations for the three months and six months ended June 30, 1997 (unaudited) and 1996
            (unaudited).................................................     5
            Consolidated Statements of Cash Flows for the six months
            ended June 30, 1997
            (unaudited) and 1996 (unaudited)............................     6
            Notes to Consolidated Financial Statements..................     7
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations..................................................  8-15
 PART II--OTHER INFORMATION
    Item 1. Legal Proceedings...........................................    16
    Item 4. Submission of Matters to a Vote of Security-Holders.........    16
    Item 6. Exhibits and Reports on Form 8-K............................    16
 SIGNATURES..............................................................   17

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
July 22, 1997

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                         ASSETS                          JUNE 30,  DECEMBER 31,
                                                           1997       1996*
    ---------------------------------------------------------------------------------------  ------------
Current assets:
  Cash and cash equivalents............................. $ 72,941    $140,783
  Short-term investment securities......................   53,155      42,755
  Trade accounts receivable, net of allowances of $1,674
   and $2,503...........................................  144,076     165,131
  Installment accounts receivable, net of allowances of
   $427 and $395........................................    8,079      13,603
  Accrued interest and other current assets.............   22,964      11,729
  Refundable income taxes...............................      364         629
                                                         --------    --------
    Total current assets................................  301,579     374,630
                                                         --------    --------
Non-current investment securities.......................    1,944       2,135
Property and equipment, net.............................   71,920      72,750
Purchased and developed software, net...................   92,102      82,438
Excess of cost over net assets acquired, net of accumu-
 lated amortization of $12,665
 and $10,610............................................   35,511      37,382
Non-current installment receivables, net of allowances
 of $786 and $816.......................................   22,880      21,665
Other assets............................................   30,655      27,572
                                                         --------    --------
    Total assets........................................ $556,591    $618,572
                                                         ========    ========
    -------------------------------------------------------------------------------LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Acquisition-related payables.......................... $  5,997    $  7,872
  Income taxes payable..................................    1,627       2,420
  Accounts payable......................................   21,094      15,436
  Accrued commissions and bonuses.......................    4,595      10,622
  Accrued royalties.....................................    6,361       3,913
  Accrued restructuring costs...........................   29,727         --
  Other accrued liabilities.............................   28,239      29,798
  Current maturities of long-term obligations...........    3,732       3,246
  Deferred revenue......................................   77,695      84,166
                                                         --------    --------
    Total current liabilities...........................  179,067     157,473
                                                         --------    --------
Acquisition-related payables............................    2,502       2,502
Deferred revenue........................................   54,031      38,674
Deferred rent...........................................    8,470       8,360
Long-term obligations, net of current maturities........  116,409     115,803
                                                         --------    --------
    Total liabilities...................................  360,479     322,812
                                                         --------    --------
Stockholders' equity:
  Class II preferred stock, $.01 par value. Authorized
   10,000, none outstanding.                                  --          --
  Common stock, $.001 par value. Authorized 180,000, is-
   sued and outstanding
   61,717 and 60,577....................................       62          61
  Paid-in capital.......................................  500,599     487,417
  Accumulated deficit................................... (312,990)   (208,788)
  Unrealized holding gains on marketable securities.....   11,350      17,805
  Foreign currency translation adjustment...............   (2,909)       (735)
                                                         --------    --------
    Total stockholders' equity..........................  196,112     295,760
                                                         --------    --------
    Total liabilities and stockholders' equity.......... $556,591    $618,572
                                                         ========    ========

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

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS
                                             ENDED          SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                        -----------------  -------------------
                                          1997    1996 *     1997      1996 *
                                        --------  -------  ---------  --------
Revenues:
  Software products.................... $ 71,298  $52,768  $ 128,937  $ 92,123
  Maintenance..........................   31,137   25,128     60,084    47,664
  Professional services................   34,003   29,301     63,040    56,469
                                        --------  -------  ---------  --------
    Total revenues.....................  136,438  107,197    252,061   196,256
                                        --------  -------  ---------  --------
Costs and expenses:
  Professional services................   30,520   28,369     59,030    54,907
  Product development and support......   47,249   37,030     91,385    71,639
  Sales and marketing..................   49,665   42,139    100,137    80,887
  General and administrative...........   22,274    9,460     33,742    17,918
  Restructuring charges................   57,319      --      57,319       --
  Merger costs.........................      --       --       3,706     5,782
  Acquired in-process technology.......    6,747      --      17,164     7,005
                                        --------  -------  ---------  --------
    Total costs and expenses...........  213,774  116,998    362,483   238,138
                                        --------  -------  ---------  --------
Operating loss.........................  (77,336)  (9,801)  (110,422)  (41,882)
Other income...........................    5,206    1,574      7,512     2,135
                                        --------  -------  ---------  --------
Loss before income taxes...............  (72,130)  (8,227)  (102,910)  (39,747)
Income taxes...........................    6,803   (2,671)     1,292    (9,970)
                                        --------  -------  ---------  --------
Net loss............................... $(78,933) $(5,556) $(104,202) $(29,777)
                                        ========  =======  =========  ========
Net loss per share..................... $  (1.28) $ (0.10) $   (1.70) $  (0.53)
                                        ========  =======  =========  ========
Shares used in computing per share
 amounts...............................   61,477   56,625     61,212    56,483
                                        ========  =======  =========  ========

--------
* Results for the three and six months ended June 30, 1996 are restated for mergers accounted for using the pooling-of-interests method.


          See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1997      1996 *
                                                           ---------  --------
Cash flows from operating activities:
  Net loss................................................ $(104,202) $(29,777)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating
   activities:
    Depreciation and amortization.........................    27,067    16,183
    Acquired in-process technology........................    17,164     7,005
    Write-off of fixed assets, capitalized software and
     other intangible assets
     in conjunction with the restructuring plan...........    19,687       --
    Unrealized holding gains on marketable equity securi-
     ties.................................................    (5,050)      --
    Realized net gain on sales of investment securities...    (3,596)      --
Changes in assets and liabilities, net of acquisitions:
  Trade and installment receivables.......................   (67,928)  (49,993)
  Deferred income taxes...................................      (351)  (10,488)
  Accrued interest and other current assets...............   (11,140)    2,782
  Accounts payable and accrued liabilities................    23,386    (3,294)
  Deferred revenue........................................     8,886     9,334
  Income taxes payable....................................      (528)     (780)
  Other...................................................    (6,702)    2,069
                                                           ---------  --------
      Net cash used in operating activities...............  (103,307)  (56,959)
                                                           ---------  --------
Cash flows from investing activities:
  Purchases of investment securities......................   (19,616)  (17,765)
  Sales of investment securities..........................     4,598    20,377
  Maturities of investment securities.....................     7,098     3,919
  Purchases of property and equipment.....................   (11,464)  (17,648)
  Purchased and developed software........................   (30,667)  (18,213)
  Payments for acquisitions...............................    (8,998)   (8,792)
  Other assets............................................    (2,685)   (2,156)
                                                           ---------  --------
      Net cash used in investing activities...............   (61,734)  (40,278)
                                                           ---------  --------
Cash flows from financing activities:
  Proceeds from the exercise of stock options and Stock
   Purchase Plan..........................................     6,307     2,215
  Proceeds from the sale of receivables...................    93,800    41,718
  Short-term borrowings...................................       --      1,000
  Payments on borrowings..................................    (2,908)   (6,374)
  Other...................................................       --        200
                                                           ---------  --------
      Net cash provided by financing activities...........    97,199    38,759
                                                           ---------  --------
Adjustment to conform fiscal years of pooled businesses...       --       (140)
                                                           ---------  --------
Net decrease in cash and cash equivalents.................   (67,842)  (58,618)
Cash and cash equivalents at the beginning of the period..   140,783   115,809
                                                           ---------  --------
Cash and cash equivalents at the end of the period........ $  72,941  $ 57,191
                                                           =========  ========

--------
* Cash flows for the six months ended June 30, 1996 are restated for mergers accounted for using the pooling-of-interests method.

         See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements of PLATINUM technology, inc. and its subsidiaries (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. Because the Company's acquisitions of Australian Technology Resources Pty Limited ("ATR") and I&S Informationstechnik and Services GmbH ("I&S") during the first quarter of 1997 are being treated as poolings of interests for accounting purposes, consolidated financial statements for the periods prior to the acquisitions have been restated to reflect the assets, liabilities and operating results of these companies (See "Business Combinations" at Note 3). As a result of these transactions, the restated balance sheet at December 31, 1996, included herein, is unaudited. All intercompany accounts and transactions have been eliminated.

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

NOTE 2--EARNINGS PER SHARE

  Net loss per share is based on the weighted average number of shares outstanding and does not include the effect of unexercised common stock equivalents.

NOTE 3--BUSINESS COMBINATIONS

  On January 31, 1997, the Company acquired all of the outstanding capital stock of ATR, a leading provider of information technology consulting services, in exchange for 313,784 shares of the Company's Common Stock, $.001 par value (the "Common Stock"), which had a market value, based upon the trading price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $5,000,000 at the time of the acquisition. This acquisition was accounted for as a pooling of interests.

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

  During the second quarter of 1997, the Company acquired a Year 2000 product technology, and a significant portion of the purchase price was charged to acquired in-process technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The Consolidated Statements of Operations give retroactive effect to the acquisitions of ATR as of January 31, 1997 and I&S as of February 28, 1997, each of which was accounted for using the pooling-of-interests method, and as a result, the results of operations for the three and six months ended June 30, 1997 and 1996 are presented as if the combining companies had been consolidated for all periods presented.

                                                                      SIX
                                               THREE MONTHS         MONTHS
                                               ----------------    -----------
                                                   ENDED             ENDED
                                               ----------------    -----------
                                                 JUNE 30,          JUNE 30,
                                               ----------------    -----------
                                                1997      1996     1997   1996
                                               ------    ------    ----   ----
Statements of Operations Data:
  Revenues:
    Software products.........................     52%       49%    51%    47%
    Maintenance...............................     23        24     24     24
    Professional services.....................     25        27     25     29
                                               ------    ------    ---    ---
      Total revenues..........................    100       100    100    100
                                               ------    ------    ---    ---
  Costs and expenses:
    Professional services.....................     22        26     23     28
    Product development and support...........     35        35     36     36
    Sales and marketing.......................     37        39     40     41
    General and administrative................     16         9     13      9
    Restructuring charges.....................     42        --     23     --
    Merger costs..............................     --        --      2      3
    Acquired in-process technology............      5        --      7      4
                                               ------    ------    ---    ---
      Total costs and expenses................    157       109    144    121
                                               ------    ------    ---    ---
  Operating loss..............................    (57)       (9)   (44)   (21)
  Other income................................      4         1      3      1
                                               ------    ------    ---    ---
  Loss before income taxes....................    (53)       (8)   (41)   (20)
  Income taxes................................      5        (3)     *     (5)
                                               ------    ------    ---    ---
  Net loss....................................    (58)%      (5)%  (41)%  (15)%
                                               ======    ======    ===    ===

--------
* Less than 1%.

REVENUES

  The Company's revenues currently are derived from three sources: 1) license and upgrade fees for licensing the Company's proprietary and other parties' software products as well as providing additional processing capacity on already-licensed products, 2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and 3) revenues from the Company's professional services business. Total revenues for the second quarter of 1997 were $136,438,000, an increase of $29,241,000, or 27%, as compared to $107,197,000 for the second quarter of 1996. Total revenues for the first six months of 1997 were $252,061,000, an increase of $55,805,000, or 28%, as compared to $196,256,000 for the same period in 1996.

  Revenues from domestic (U.S.) customers represented 68% and 73% of total revenues for the second quarter of 1997 and 1996, respectively, and 69% and 71% for the first six months of 1997 and 1996, respectively. Domestic revenues are generated primarily by the Company's direct sales force (which visits customer sites to assist with trials, demonstrates product features and closes sales transactions) and inside sales force (which predominantly supports the direct sales force by developing sales leads and arranging product evaluations), as well as a telemarketing organization. Since January 1, 1997, the Company has organized its domestic direct sales force by regions throughout the United States. The Company formerly combined the domestic and Canadian sales forces to represent the North American sales force. The Canadian sales team is now part of the Company's international sales force.

  Revenues from international customers represented 32% and 27% of total revenues for the second quarter of 1997 and 1996, respectively, and 31% and 29% in the first six months of 1997 and 1996, respectively. The Company generates the majority of its international revenues through a network of wholly-owned subsidiaries, utilizing direct and inside sales forces. During the second quarter of 1997, the Company experienced 48% growth in total international revenues, as compared to the same period in 1996, resulting primarily from increases of 63% and 37%, respectively, in international product revenues and professional services revenues. The Company's increased focus on international sales efforts and expansion of its international operations over the past 12 months, partially through the acquisition of existing businesses, contributed significantly to the growth in international revenues.

  SOFTWARE PRODUCTS. Software products revenues for the second quarter of 1997 were $71,298,000, an increase of $18,530,000, or 35%, as compared to $52,768,000 for the second quarter of 1996. Software products revenues for the first six months of 1997 were $128,937,000, an increase of $36,814,000, or 40%, as compared to $92,123,000 for the first six months of 1996. The Company has continued to experience growth in software products revenues across all business units; revenues for the Company's database management, systems management, application lifecycle and data warehouse business units increased by 18%, 35%, 31% and 105%, respectively, during the first six months of 1997 as compared to the same period in 1996. The Company believes this growth was primarily attributable to the continued marketplace acceptance of the Company's point products, product bundles and integrated product suites, resulting in increasingly larger sales transactions. Additionally, the Company's Year 2000 product suite, first introduced in the third quarter of 1996, contributed significantly to the growth in the data warehouse business unit during the second quarter and first six months of 1997.

  MAINTENANCE. Maintenance revenues for the second quarter of 1997 were $31,137,000, an increase of $6,009,000, or 24%, as compared to $25,128,000 for the second quarter of 1996. Maintenance revenues for the first six months of 1997 were $60,084,000, an increase of $12,420,000, or 26%, as compared to
$47,664,000 for the first six months of 1996. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first year maintenance fees bundled in certain software product licenses. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increase in maintenance revenues was primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Maintenance fees implicit in certain new software product licenses also contributed to the increase.

  PROFESSIONAL SERVICES. Professional services revenues are associated with the Company's consulting services business and educational programs. Professional services revenues for the second quarter of 1997 were $34,003,000, an increase of $4,702,000, or 16%, as compared to $29,301,000 for the second quarter of 1996. Professional service revenues for the first six months of 1997 were $63,040,000, an increase of $6,571,000, or 12%, as compared to $56,469,000 for the first six months of 1996. The growth in professional services revenues was primarily attributable to an increase in billable consultants as well as a higher ratio of billable hours to total hours worked during the second quarter and first six months of 1997 as compared to the same periods in 1996. Additionally, the Company established new professional services specialty practices near the end of 1996, including a Year 2000 consulting group. The revenues generated from these new practices contributed to the increase in professional services revenues.

COSTS AND EXPENSES

  Total expenses for the second quarter of 1997 were $213,774,000, an increase of $96,776,000, or 83%, over expenses of $116,998,000 for the second quarter of 1996. Total expenses for the six months ended June 30, 1997 were $362,483,000, an increase of $124,345,000, or 52%, as compared to $238,138,000 for the six months ended June 30, 1996. Total expenses for the second quarter of 1997, excluding restructuring charges and acquired in-process technology costs were $149,708,000, an increase of $32,710,000, or 28%, as compared to $116,998,000 for the second quarter of 1996. Total expenses for the six months ended June 30, 1997, excluding restructuring charges, merger costs and acquired in-process technology costs were $284,294,000, an increase of $58,943,000, or 26%, as compared to $225,351,000 for the six months ended June 30, 1996. Total expenses, excluding merger costs, acquired in-process technology costs and restructuring charges, represented 110% and 113% of total revenues for the second quarter and first six months of 1997, respectively, as compared to 109% and 115% for the same periods in 1996. Total expenses increased in the second quarter and first six months of 1997 as compared to the comparable prior year periods due primarily to the execution by the Company of its restructuring plan during the second quarter of 1997. Other contributing factors included greater variable expenses related to higher revenue results, as well as increased costs, including training and system support expenses, associated with integrating recently acquired companies and managing the larger combined company.

  PROFESSIONAL SERVICES. Costs of professional services for the second quarter of 1997 were $30,520,000, an increase of $2,151,000, or 8%, as compared to $28,369,000 for the second quarter of 1996. Costs of professional services for the first six months of 1997 were $59,030,000, an increase of $4,123,000, or 8%, as compared to $54,907,000 for the first six months of 1996. Professional services expenses represented 90% and 94% of professional service revenues for the second quarter and first six months of 1997, respectively, as compared to 97% for the same periods in 1996. The increase in professional services expenses was primarily due to higher international employee-related expenses, which resulted from the overall expansion of the international services business. Greater commission and bonus expenses associated with higher professional services revenues also contributed to the increase. As part of the overall restructuring plan, the Company realigned the professional services business during the first six months of 1997 through the consolidation of redundant functions. The savings realized from the restructuring plan, as well as the increased productivity of the consulting staff, contributed to the decrease in professional services expenses as a percentage of professional services revenues for the second quarter and first six months of 1997 as compared to the same periods in 1996. The Company anticipates that professional services expenses will continue to decrease as a percentage of professional services revenues in future periods.

  PRODUCT DEVELOPMENT AND SUPPORT. Product development and support expenses for the second quarter of 1997 were $47,249,000, an increase of $10,219,000, or 28%, as compared to $37,030,000 for the second quarter of 1996. Product development and support expenses for the first six months of 1997 were $91,385,000, an increase of $19,746,000, or 28%, as compared to $71,639,000 for the first six months of 1996. Product development and support expenses represented 35% and 36% of total revenues for the second quarter and first six months of 1997, respectively, which was unchanged from the same periods in 1996. The increase in these expenses was primarily attributable to higher occupancy costs, employee-related expenses and system support costs related to the product development and integration efforts. Higher travel expenses associated with the Company's product integration focus, as well as international expansion efforts, also contributed to the increase in product development and support expenses.

  The Company has continued to devote substantial resources to the development and integration of its products and technologies to provide complete, customized management solutions for software infrastructure problems. The Company has also been enabling its products and suites for application with intranets, the Internet and the World Wide Web. During the first six months of 1997, the Company began consolidating certain product development and support efforts to coincide with its product integration focus. As a result of these consolidation efforts, the Company expects to reduce development and support expenses as a percentage of total revenues.

  For the second quarters of 1997 and 1996, the Company capitalized $10,115,000 and $6,476,000, respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." For the first six months of 1997 and 1996, the Company capitalized $18,592,000 and $12,121,000, respectively, of software development costs net of related amortization expense.

  SALES AND MARKETING. Sales and marketing expenses for the second quarter of 1997 were $49,665,000, an increase of $7,526,000, or 18%, as compared to
$42,139,000 for the second quarter of 1996. Sales and marketing expenses for the first six months of 1997 were $100,137,000, an increase of $19,250,000, or 24%, as compared to $80,887,000 for the first six months of 1996. Sales and marketing expenses represented 37% and 40% of total revenues for the second quarter and first six months of 1997, respectively, as compared to 39% and 41% for the same periods in 1996. The increase in these expenses for the second quarter and first six months of 1997, as compared to the same periods in 1996, was primarily attributable to the significant expansion of the domestic and international outside sales force. Also contributing to the increase were higher commission expenses associated with the increase in software products revenues. During the second quarter of 1997, the Company realigned its inside sales force to be more compatible with its strategy of providing complete software infrastructure solutions and to correspond with the restructuring plan. This realignment resulted in an approximate 45% reduction in the inside sales force. The Company also consolidated certain remote sales facilities. Consequently, sales and marketing expenses as a percentage of total revenues decreased for the second quarter and first six months of 1997, as compared to the same periods in 1996. The Company expects this trend to continue into the foreseeable future.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for the second quarter of 1997 were $22,274,000, an increase of $12,814,000, or 135%, as compared to $9,460,000 for the second quarter of 1996. General and administrative expenses for the first six months of 1997 were $33,742,000, an increase of $15,824,000, or 88%, as compared to $17,918,000 for the first six months of 1996. General and administrative expenses represented 16% and 13% of total revenues for the second quarter and first six months of 1997, respectively, as compared to 9% for the same periods in 1996. The significant increase in general and administrative expenses for the second quarter and first six months of 1997, as compared to the same periods in 1996, was primarily attributable to total charges of $13,513,000 recorded during the second quarter of 1997 for write-offs of certain assets, as well as severance and other employee-related expenses, related to the integration procedures discussed below. In conjunction with the restructuring plan executed during the second quarter of 1997, the Company also performed additional integration procedures related to past acquisition activity. The Company evaluated the fair value of assets recorded through prior acquisitions and identified certain trade receivables, prepaid expenses and intangible assets which had no future value. The respective balances of these assets were written-off during the second quarter of 1997. Additionally, the Company expensed severance and other employee benefits, including guaranteed bonuses, for certain employees of acquired companies who were terminated as a result of the integration efforts, but not specifically as part of the restructuring plan.

  Total general and administrative expenses for the second quarter of 1997, excluding the charges related to the integration efforts, were $8,761,000, a decrease of $699,000, or 7%, as compared to $9,460,000 for the second quarter of 1996. Total general and administrative expenses for the first six months of 1997, excluding the charges related to the integration efforts, were $20,229,000, an increase of $2,311,000, or 13%, as compared to $17,918,000 for the first six months of 1996. The Company believes the decrease in general and administrative expenses during the second quarter of 1997, excluding the integration-related charges, was the result of the savings realized by the recent restructuring plan as well as the Company's overall cost containment efforts. The Company expects total general and administrative expenses as a percentage of total revenues to decrease in future periods as a result of the restructuring plan.

  RESTRUCTURING CHARGES. During the second quarter of 1997, the Company executed a restructuring plan to consolidate its sales, marketing, business development and product development operations to achieve cost efficiencies through the elimination of redundant functions. These redundancies resulted primarily from businesses acquired over the last three years. The Company also realigned its business units and inside sales force to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As part of the plan, the Company reduced its worldwide work force by approximately 10%, eliminating approximately 400 positions primarily in the areas of product development and support, marketing and inside sales, and to a lesser extent, professional services and administration.

  The Company recorded a one-time charge of $57,319,000 during the second quarter of 1997 related to the restructuring plan. The restructuring charge included the following expenses: $23,834,000 for facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; $3,708,000 for write-offs of excess equipment, furniture and fixtures; $16,859,000 for write-offs of capitalized software costs and other intangible assets related to the redirection of product development efforts as well as penalties for the cancellation of distributorship agreements; and $12,918,000 for severance and other employee-related costs of the terminated staff. Of the $57,319,000 restructuring charge, the Company paid out approximately $7,905,000 and wrote-off $19,687,000 of non-cash charges during the second quarter of 1997. Consequently, the Company had $29,727,000 of accrued restructuring costs recorded as of June 30, 1997. The Company anticipates that approximately $13,000,000 of the restructuring accrual will be paid out during the second half of 1997, and approximately $8,000,000 will be paid out during 1998. The Company estimates that substantially all of the cash disbursements related to the restructuring plan will be completed by the end of the year 2001, with such disbursements having declining significance after 1998.

  The Company currently expects to realize a reduction in annual operating expenses of approximately $40,000,000 in subsequent years as a result of the restructuring and, because the Company does not anticipate an impact on revenues from the restructuring, a corresponding increase in net income. However, there can be no assurance as to the ultimate effects of the restructuring plan on the Company's operating results.

  MERGER COSTS. The Company did not incur merger costs during the second quarter of either 1997 or 1996. Merger costs were $3,706,000 and $5,782,000 for the first six months of 1997 and 1996, respectively. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company may continue to incur merger costs in connection with future acquisitions accounted for as poolings of interests. These costs will be expensed in the period in which the transactions are consummated.

  ACQUIRED IN-PROCESS TECHNOLOGY. Acquired in-process technology costs were $6,747,000 for the second quarter of 1997. Acquired in-process technology costs were $17,164,000 and $7,005,000 for the first six months of 1997 and 1996, respectively. Acquired in-process technology costs relate to acquisitions of software companies and product technologies. These acquisitions were accounted for under the purchase method, and portions of the purchase prices were allocated to acquired in-process technology. During the second quarter of 1997, the Company acquired a Year 2000 product technology, and a significant portion of the purchase price was charged to acquired in-process technology.

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

OTHER INCOME

  Other income for the second quarter of 1997 was $5,206,000, an increase of $3,632,000, or 231%, as compared to $1,574,000 for the second quarter of 1996. Other income for the first six months of 1997 was $7,512,000, an increase of $5,377,000, or 252%, as compared to $2,135,000 for the first six months of 1996. The increase in other income was primarily attributable to the following factors: realized gains on the sale of trading securities; unrealized holding gains on trading securities whose market values increased from March 31, 1997 to June 30, 1997; and unrealized holding gains that resulted from the reclassification of certain available-mfor-sale securities into the trading classification. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to or deductions from other income until the securities are sold. The increase in other income for the second quarter and first six months of 1997, as compared to the second quarter and first six months of 1996, was partially offset by interest expense on the Company's convertible subordinated notes issued in November 1996.

INCOME TAXES

  The Company's effective tax rate for the second quarter and for the first six months of 1997, excluding the Federal tax effect of acquired in-process technology charges and merger costs relating to certain acquisitions, restructuring charges and the integration-related charges discussed in "General and Administrative" above, was 32% and 34%, respectively. This compares to an effective tax rate of 32% and 37% for the same periods in 1996. For the second quarter of 1997, the Company reported total income tax expense of $6,803,000, on a pre-tax loss of $72,130,000. This total income tax expense included an amount of $1,733,000 based on the Company's 32% effective tax rate, plus an additional $5,070,000 to reduce the deferred tax asset balance as of June 30, 1997. The Company reduced its deferred tax asset during the second quarter of 1997 so that it would reflect an asset amount that will, more likely than not, be realized based on the lower estimated 1997 annual taxable income resulting from the restructuring plan. The Company reported income tax expense of $1,292,000, on a pre-tax loss of $102,910,000, for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1997, the Company held approximately $128,040,000 of cash, cash equivalents and investments as compared to $185,673,000 as of December 31, 1996. See "Cash Flows" below.

  The Company had trade and installment accounts receivable, net of allowances, of $175,035,000 and $200,399,000 at June 30, 1997 and December 31,
1996, respectively. The Company licenses software products and provides services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

  In recent years, the Company's sources of liquidity have primarily been funds from capital markets, including bank facilities and sales of installment receivables. The Company believes the funding available to it from these sources will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's capital requirements are primarily dependent on management's business plan regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the conditions of financial markets.

  The Company sells a significant portion of its installment receivables to third parties. Installment receivables represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over three or five years, with interest payable on the license and upgrade portions only. Over the past 18 months, the Company has executed an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements, primarily attributable to sales of product bundles and integrated product suites. Consequently, the Company's volume of installment receivable sales has increased significantly over the past 18 months.

  The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of interest payable by the Company. The finance company collects customer remittances over the term of the agreement. Proceeds from the sale of receivables for the first six months of 1997 and 1996 were $93,800,000 and $41,718,000, respectively. A portion of the receivables were sold with recourse provisions. As of June 30, 1997, the Company's maximum exposure under recourse provisions was approximately $20,500,000. The Company has assessed the exposure related to these recourse provisions and determined the potential liability to be minimal. The Company anticipates that the volume of installment receivable sales will continue to increase in the second half of 1997, corresponding to expected increases in revenues.

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

  The Company had other long-term obligations of $116,409,000 and $115,803,000 as of June 30, 1997 and December 31, 1996, respectively. In November 1996, the Company issued $115,000,000 of convertible subordinated notes due November 15, 2001, which constitute the majority of the long-term obligations balance at June 30, 1997 and December 31, 1996.

  The Company currently has an unsecured bank line of credit of $25,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of August 12, 1997, the Company had $5,000,000 of short-term borrowings outstanding under this line of credit and had aggregate letters of credit outstanding for approximately $2,345,000, with expiration dates ranging from March 1998 through June 1999. These letters of credit reduce the available line of credit balance. The Company is in the process of increasing its line of credit.

CASH FLOWS

  Cash used in operating activities was $103,307,000 and $56,959,000 for the first six months of 1997 and 1996, respectively. Cash used in operating activities in the first six months of 1997 consisted of the following net cash outflows: a net loss of $104,202,000, partially offset by non-cash charges for depreciation and amortization of $27,067,000, write-offs of assets in conjunction with the restructuring plan of $19,687,000 and acquired in-process technology of $13,664,000 (net of $3,500,000 of cash payments related to acquired in-process technology); an increase in trade and installment receivables, before sales to third parties, of $67,928,000, partially offset by an increase in deferred revenue of $8,886,000 which were both due to high quarter-end sales volume; a net increase in other working capital accounts of $11,668,000; and a net increase in other non-current assets of $6,702,000. These cash outflows were partially off-set by a cash inflow related to a net increase in accounts payable and other accrued liabilities, the most significant being accrued restructuring charges, of $23,386,000; Cash used in operating activities in the first six months of 1996 was attributable to the net effect of the following cash outflows: a net loss of $29,777,000, including a deferred tax benefit of $9,970,000, substantially offset by non-cash charges of $16,183,000 for depreciation and amortization and $7,005,000 for acquired in-process technology; an increase in trade and installment receivables, before sales to third parties, of $49,993,000, partially offset by an increase in deferred revenue of $9,334,000; and a net decrease in accounts payable and other accrued liabilities of $3,294,000. These cash outflows were partially offset by cash inflows from a net decrease in other working capital accounts of $2,002,000 and a net decrease in other non-current assets of $2,069,000.

  Cash used in investing activities was $61,734,000 in the first six months of 1997 as compared to $40,278,000 in the first six months of 1996. During the first six months of 1997 and 1996, the Company invested $30,667,000 and $18,213,000, respectively, in purchased and developed software. The increased investment in purchased and developed software for the first six months of 1997 was due primarily to the Company's intensified focus on product integration, as well as the acquisition of new product technologies. The Company also invested resources for property and equipment of $11,464,000 and $17,648,000 in the first six months of 1997 and 1996, respectively. The decrease in payments for property and equipment during the first six months of 1997 was primarily attributable to the restructuring plan and overall cost containment efforts. The Company paid $11,683,000 and $10,948,000 for acquisitions and other equity investments in the first six months of 1997 and 1996, respectively. Cash expended in the first six months of 1997 for purchases of investment securities, net of maturities and sales, was $7,920,000. Proceeds from sales and maturities of investment securities, net of purchases, were $6,531,000 for the first six months of 1996.

  Cash flows from financing activities were $97,199,000 and $38,759,000 in the first six months of 1997 and 1996, respectively. Sales of installment receivables were $93,800,000 in the first six months of 1997 as compared to $41,718,000 in the first six months of 1996. (See "Liquidity and Capital Resources" for a more detailed discussion of installment receivable sales.) In the first six months of 1997 and 1996, the Company made net payments of $2,908,000 and $5,374,000, respectively, relating primarily to notes payable of acquired companies.

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

SAFE HARBOR PROVISION

  This Form 10-Q contains certain statements which reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate" and similar expressions have been used to identify these "forward-looking" statements, but are not the exclusive means of identifying such statements. These statements reflect the Company's current beliefs and specific assumptions with respect to future business decisions and are based on information currently available to the Company. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and contingencies include the maturation and success of the Company's software infrastructure system strategy, risks inherent in conducting international business, risks associated with conducting a professional services business, changes in the Company's product and service mix and product and service pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions in the United States and other countries in which the Company sells its products and services, charges and costs related to acquisitions, and the Company's ability to: develop and market existing and acquired products for the software infrastructure market; successfully integrate its acquired products, services and businesses and continue its acquisition strategy; adjust to changes in technology, customer preferences, enhanced competition and new competitors in the software infrastructure and professional services markets; protect its proprietary software rights from infringement or misappropriation; maintain or enhance its relationships with relational database vendors; and attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

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

  (a) An Annual Meeting of Stockholders of the Company was held on May 20,
1997.

  (c) 1. The Stockholders voted to elect three Class III directors to the Company's Board of Directors.

                                                             AUTHORITY  BROKER
      DIRECTORS                                      FOR     WITHHELD  NON-VOTES
      ---------                                      ---     --------- ---------
      Andrew J. Filipowski....................... 46,612,260 3,924,464    --
      James E. Cowie............................. 46,614,610 3,922,114    --
      Steven D. Devick........................... 46,614,710 3,922,014    --

  2. The Stockholders voted to approve an amendment to the PLATINUM technology, inc. Employee Incentive Compensation Plan to increase the number of shares of Common Stock reserved and available for distribution pursuant to awards from 5,000,000 to 8,600,000 shares.

                                                                                   BROKER
         FOR               AGAINST                   ABSTENTIONS                 NON-VOTES
         ---               -------                   -----------                 ---------
      21,925,319          14,779,782                   288,882                   13,542,741

  3. The Stockholders voted to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company's consolidated financial statements for the fiscal year ending December 31, 1997.

                                                                                   BROKER
         FOR               AGAINST                   ABSTENTIONS                 NON-VOTES
         ---               -------                   -----------                 ---------
      46,483,287          3,992,509                    60,928                       --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

     Exhibit 10.1 Amendment to the PLATINUM technology, inc. Employee Incentive
                  Compensation Plan.
     Exhibit 10.2 Amendment Number Five, dated as of December 1, 1996, to the
                  Office Lease, dated as of May 6, 1992, between the Company and LaSalle National Trust N.A., as Trustee (the "Oakbrook
                  Terrace Lease").
     Exhibit 10.3 Amendment Number Six, dated as of April 30, 1997, to the
                  Oakbrook Terrace Lease.
     Exhibit 15   Acknowledgment of Independent Certified Public Accountants
                  Regarding
                  Independent Auditors' Review Report.
     Exhibit 27   Financial Data Schedule

  B. Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Platinum technology, inc.

                                                 /s/ Andrew J. Filipowski
                                          By: _________________________________
Date: August 13, 1997
                                                   Andrew J. Filipowski,
                                            President, Chief Executive Officer
                                             (principal executive officer) and
                                            Chairman of the Board of Directors

                                                 /s/ Michael P. Cullinane
                                          By: _________________________________
Date: August 13, 1997
                                                   Michael P. Cullinane,
                                              Executive Vice President, Chief
                                                         Financial
                                             Officer (principal financial and
                                                        accounting
                                            officer), Treasurer and a Director