Form 10-Q
period 1997-09-30
PLATINUM TECHNOLOGY INC
filed 1997-11-14
CIK 825703

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

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

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

  As of November 11, 1997, there were outstanding 62,933,324 shares of common stock, par value $.001, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1.Financial Statements
 Independent Auditors' Review Report......................................    3
         Consolidated Balance Sheets as of September 30, 1997 (unaudited)
         and December 31, 1996............................................    4
         Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 (unaudited) and 1996
         (unaudited)......................................................    5
         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1997 (unaudited) and 1996 (unaudited)..............    6
         Notes to Consolidated Financial Statements.......................    7
  Item 2.Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 8-16
PART II--OTHER INFORMATION
  Item 1.Legal Proceedings................................................   17
  Item 6.Exhibits and Reports on Form 8-K.................................   17
SIGNATURES................................................................   18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
October 16, 1997

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                        ASSETS                          SEPTEMBER 30, DECEMBER 31,
                                                            1997         1996*
    -------------------------------------------------------------------------------------------- ------------
                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................    $ 60,356      $140,783
  Short-term investment securities....................      49,149        42,755
  Trade accounts receivable, net of allowances of
   $2,462 and $2,503..................................     151,633       165,131
  Installment accounts receivable, net of allowances
   of $631 and $395...................................      22,743        13,603
  Accrued interest and other current assets...........      23,029        11,729
  Refundable income taxes.............................         329           629
                                                          --------      --------
      Total current assets............................     307,239       374,630
                                                          --------      --------
Non-current investment securities.....................       1,932         2,135
Property and equipment, net...........................      68,582        72,750
Purchased and developed software, net.................     100,052        82,438
Excess of cost over net assets acquired, net of accu-
 mulated amortization of
 $14,249 and $10,610..................................      33,690        37,382
Non-current installment receivables, net of allowances
 of $1,174 and $816...................................      26,249        21,665
Other assets..........................................      31,348        27,572
                                                          --------      --------
    Total assets......................................    $569,092      $618,572
                                                          ========      ========
    -------------------------------------------------------------------------------LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Acquisition-related payables........................    $  3,551      $  7,872
  Income taxes payable................................       1,631         2,420
  Accounts payable....................................      12,701        15,436
  Accrued commissions and bonuses.....................       7,054        10,622
  Accrued royalties...................................       8,419         3,913
  Accrued restructuring costs.........................      25,806           --
  Other accrued liabilities...........................      31,638        29,798
  Current maturities of long-term obligations.........       1,510         3,246
  Deferred revenue....................................      76,591        84,166
                                                          --------      --------
    Total current liabilities.........................     168,901       157,473
                                                          --------      --------
Acquisition-related payables..........................       2,502         2,502
Deferred revenue......................................      59,841        38,674
Deferred rent.........................................       6,203         8,360
Long-term obligations, net of current maturities......     115,798       115,803
                                                          --------      --------
    Total liabilities.................................     353,245       322,812
                                                          --------      --------
Stockholders' equity:
  Class II preferred stock, $.01 par value. Authorized
   10,000, none outstanding.                                   --            --
  Common stock, $.001 par value. Authorized 180,000,
   issued and outstanding
   62,814 and 60,577..................................          63            61
  Paid-in capital.....................................     507,902       487,417
  Accumulated deficit.................................    (302,830)     (208,788)
  Unrealized holding gains on marketable securities...      13,625        17,805
  Foreign currency translation adjustment.............      (2,913)         (735)
                                                          --------      --------
    Total stockholders' equity........................     215,847       295,760
                                                          --------      --------
    Total liabilities and stockholders' equity........    $569,092      $618,572
                                                          ========      ========

--------
* The consolidated balance sheet as of December 31, 1996 has been restated to give retroactive effect to mergers accounted for using the pooling-of-interests method.

  See accompanying notes to consolidated financial statements and independent auditors' review report.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                       -------------------- ------------------
                                         1997     1996 *      1997     1996 *
                                       --------- ---------- --------  --------
Revenues:
  Software products................... $  92,487 $  59,952  $221,424  $152,075
  Maintenance.........................    31,542    27,029    91,626    74,693
  Professional services...............    36,172    33,333    99,212    89,802
                                       --------- ---------  --------  --------
    Total revenues....................   160,201   120,314   412,262   316,570
                                       --------- ---------  --------  --------
Costs and expenses:
  Professional services...............    31,673    30,173    90,703    85,080
  Product development and support.....    47,653    41,237   139,038   112,876
  Sales and marketing.................    57,696    47,123   157,833   128,010
  General and administrative..........    12,626     8,118    46,368    26,036
  Restructuring charges...............       --        --     57,319       --
  Merger costs........................       --        --      3,706     5,782
  Acquired in-process technology......       --      4,090    17,164    11,095
                                       --------- ---------  --------  --------
    Total costs and expenses..........   149,648   130,741   512,131   368,879
                                       --------- ---------  --------  --------
Operating income (loss)...............    10,553   (10,427)  (99,869)  (52,309)
Other income, net.....................     4,512       488    12,024     2,623
                                       --------- ---------  --------  --------
Income (loss) before income taxes.....    15,065    (9,939)  (87,845)  (49,686)
Income taxes..........................     4,905    (2,454)    6,197   (12,424)
                                       --------- ---------  --------  --------
Net income (loss)..................... $  10,160 $  (7,485) $(94,042) $(37,262)
                                       ========= =========  ========  ========
Net income (loss) per share........... $    0.16 $   (0.13) $  (1.53) $  (0.66)
                                       ========= =========  ========  ========
Shares used in computing per share
amounts...............................    65,328    57,070    61,511    56,680
                                       ========= =========  ========  ========

--------
* Results for the three and nine months ended September 30, 1996 are restated for mergers accounted for using the pooling-of-interests method.

  See accompanying notes to consolidated financial statements and independent auditors' review report.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1997     1996 *
                                                            --------  --------
Cash flows from operating activities:
  Net loss................................................. $(94,042) $(37,262)
  Adjustments to reconcile net loss to net cash provided by
   (used in)
   operating activities:
    Depreciation and amortization..........................   43,043    26,017
    Acquired in-process technology.........................   17,164    11,095
    Write-off of fixed assets, capitalized software and
     other intangible assets in conjunction with the re-
     structuring plan......................................   19,687       --
    Unrealized holding gains on marketable equity securi-
     ties..................................................  (10,274)      --
    Realized net (gain) loss on sales of investment securi-
     ties..................................................   (4,370)       30
Changes in assets and liabilities, net of acquisitions:
  Trade and installment receivables........................ (145,061)  (95,947)
  Deferred income taxes....................................    4,494   (16,864)
  Accrued interest and other current assets................  (11,223)    1,212
  Accounts payable and accrued liabilities.................   18,988    (9,742)
  Deferred revenue.........................................   13,592    19,210
  Income taxes payable.....................................     (489)   (1,106)
  Other....................................................   (8,997)    8,494
                                                            --------  --------
      Net cash used in operating activities................ (157,488)  (94,863)
                                                            --------  --------
Cash flows from investing activities:
  Purchases of investment securities.......................  (21,618)  (17,765)
  Sales of investment securities...........................    5,575    28,778
  Maturities of investment securities......................   18,505     3,919
  Purchases of property and equipment......................  (12,745)  (25,981)
  Purchased and developed software.........................  (48,717)  (27,281)
  Payments for acquisitions................................  (11,444)  (12,819)
  Other assets.............................................   (5,708)   (2,156)
                                                            --------  --------
      Net cash used in investing activities................  (76,152)  (53,305)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from the exercise of stock options and Stock
   Purchase Plan...........................................   13,611     3,451
  Proceeds from the sale of receivables....................  145,343    85,776
  Short-term borrowings....................................      --      4,427
  Payments on borrowings...................................   (5,741)   (7,874)
  Other....................................................      --        200
                                                            --------  --------
      Net cash provided by financing activities............  153,213    85,980
                                                            --------  --------
Adjustment to conform fiscal years of pooled businesses....      --       (140)
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (80,427)  (62,328)
Cash and cash equivalents at the beginning of the period...  140,783   115,809
                                                            --------  --------
Cash and cash equivalents at the end of the period......... $ 60,356  $ 53,481
                                                            ========  ========

--------
* Cash flows for the nine months ended September 30, 1996 are restated for mergers accounted for using the pooling-of-interests method.
  See accompanying notes to consolidated financial statements and independent auditors' review report.

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

  These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Registration Statement on Form S-1, Registration No. 333-40075, as filed with the Securities and Exchange Commission on November 12, 1997.

  Certain prior period costs and expenses have been reclassified to conform to the current period presentation.

NOTE 2--EARNINGS PER SHARE

  Net income per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. For the three months ended September 30, 1997, primary and fully-diluted earnings per share were not different. Net loss per share is based on the weighted average number of shares outstanding and does not include the effect of unexercised common stock equivalents.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues. The Consolidated Statements of Operations give retroactive effect to the acquisitions of ATR as of January 31, 1997 and I&S as of February 28, 1997, each of which was accounted for using the pooling-of-interests method, and as a result, the results of operations for the three and nine months ended September 30, 1997 and 1996 are presented as if the combining companies had been consolidated for all periods presented.

                                          THREE MONTHS        NINE MONTHS
                                              ENDED              ENDED
                                          SEPTEMBER 30,      SEPTEMBER 30,
                                          ---------------    ----------------
                                           1997     1996      1997      1996
                                          ------   ------    ------    ------
Statements of Operations Data:
  Revenues:
    Software products....................     58%      50%       54%       48%
    Maintenance..........................     20       22        22        24
    Professional services................     22       28        24        28
                                          ------   ------    ------    ------
      Total revenues.....................    100      100       100       100
                                          ------   ------    ------    ------
  Costs and expenses:
    Professional services................     20       25        22        27
    Product development and support......     30       34        34        36
    Sales and marketing..................     36       39        38        40
    General and administrative...........      8        7        11         8
    Restructuring charges................    --       --         14       --
    Merger costs.........................    --       --          1         2
    Acquired in-process technology.......    --         4         4         4
                                          ------   ------    ------    ------
      Total costs and expenses...........     94      109       124       117
                                          ------   ------    ------    ------
  Operating income (loss)................      6       (9)      (24)      (17)
  Other income, net......................      3        1         3         1
                                          ------   ------    ------    ------
  Income (loss) before income taxes......      9       (8)      (21)      (16)
  Income taxes...........................      3       (2)        2        (4)
                                          ------   ------    ------    ------
  Net income (loss)......................      6%      (6)%     (23)%     (12)%
                                          ======   ======    ======    ======

REVENUES

  The Company's revenues currently are derived from three sources: 1) license and upgrade fees for licensing the Company's proprietary and other parties' software products and providing additional processing capacity on already-licensed products, 2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and 3) revenues from the Company's professional services business. Total revenues for the third quarter of 1997 were $160,201,000, an increase of $39,887,000, or 33%, as compared to $120,314,000 for the third quarter of 1996. Total revenues for the first nine months of 1997 were $412,262,000, an increase of $95,692,000, or 30%, as compared to $316,570,000 for the same period in 1996.

  Revenues from domestic (U.S.) customers represented 71% of total revenues for the third quarter of both 1997 and 1996 and 70% and 71% for the first nine months of 1997 and 1996, respectively. Domestic revenues are generated primarily by the Company's direct sales force (which visits customer sites to assist with trials, to demonstrate product features and to close sales transactions) and inside sales force (which predominantly supports the direct sales force by developing sales leads and arranging product evaluations), as well as a telemarketing organization. Since January 1, 1997, the Company has organized its domestic direct sales force by regions throughout the United States. The Company formerly combined the domestic and Canadian sales forces to represent the North American sales force. The Canadian sales team is now part of the Company's international sales force.

  Revenues from international customers represented 29% of total revenues for the third quarter of both 1997 and 1996 and 30% and 29% for the first nine months of 1997 and 1996, respectively. The Company generates substantially all of its international revenues through a network of wholly-owned subsidiaries, utilizing direct and inside sales forces. During the first nine months of 1997, the Company experienced 35% growth in total international revenues, as compared to the same period in 1996, resulting primarily from increases of 47% and 20%, respectively, in international software products revenues and professional services revenues. The Company's increased focus on international sales efforts and expansion of its international operations over the past 15 months, partially through the acquisition of existing businesses, contributed significantly to the growth in international revenues.

  SOFTWARE PRODUCTS. Software products revenues for the third quarter of 1997 were $92,487,000, an increase of $32,535,000, or 54%, as compared to $59,952,000 for the third quarter of 1996. Software products revenues for the first nine months of 1997 were $221,424,000, an increase of $69,349,000, or 46%, as compared to $152,075,000 for the first nine months of 1996. The Company has continued to experience growth in software products revenues across all business units; revenues for the Company's database management, systems management, application lifecycle and data warehouse business units increased by 29%, 56%, 34% and 74%, respectively, during the first nine months of 1997, as compared to the same prior-year period. The Company believes this growth was primarily attributable to the continued marketplace acceptance of the Company's point products, product bundles and integrated product suites, resulting in increasingly larger sales transactions. Additionally, the Company's Year 2000 product suite, first introduced in the third quarter of 1996, contributed significantly to the growth in revenues of the data warehouse business unit during the first nine months of 1997.

  MAINTENANCE. Maintenance revenues for the third quarter of 1997 were $31,542,000, an increase of $4,513,000, or 17%, as compared to $27,029,000 for the third quarter of 1996. Maintenance revenues for the first nine months of 1997 were $91,626,000, an increase of $16,933,000, or 23%, as compared to
$74,693,000 for the first nine months of 1996. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first-year maintenance fees bundled in certain software product licenses. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increase in maintenance revenues was primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Because maintenance fees are implicit in certain new software product licenses, the increase in software licensing transactions also contributed to the increase in maintenance revenues.

  PROFESSIONAL SERVICES. Professional services revenues are associated with the Company's consulting services business and educational programs. Professional services revenues for the third quarter of 1997 were $36,172,000, an increase of $2,839,000, or 9%, as compared to $33,333,000 for the third quarter of 1996. Professional service revenues for the first nine months of 1997 were $99,212,000, an increase of $9,410,000, or 11%, as compared to
$89,802,000 for the first nine months of 1996. The growth in professional services revenues was primarily attributable to an increase in billable consultants, as well as a higher ratio of billable hours to total hours worked during the third quarter and first nine months of 1997 as compared to the same periods in 1996. Additionally, the Company established new professional services specialty practices near the end of 1996, including a Year 2000 consulting group. The revenues generated from these new practices also contributed to the increase in professional services revenues.

COSTS AND EXPENSES

  Total expenses for the third quarter of 1997 were $149,648,000, an increase of $18,907,000, or 14%, over expenses of $130,741,000 ($126,651,000 excluding acquired in-process technology costs) for the third quarter of 1996. Total expenses for the nine months ended September 30, 1997 were $512,131,000, an increase of

$143,252,000, or 39%, as compared to $368,879,000 for the nine months ended September 30, 1996. Total expenses, excluding restructuring charges, merger costs and acquired in-process technology costs, for the nine months ended September 30, 1997 were $433,942,000, an increase of $81,940,000, or 23%, as compared to $352,002,000 for the nine months ended September 30, 1996. Total expenses, excluding restructuring charges, merger costs and acquired in-process technology costs, represented 94% and 105% of total revenues for the third quarter and first nine months of 1997, respectively, as compared to 105% and 111% for the same periods in 1996. Total expenses increased in the third quarter and first nine months of 1997 as compared to the same prior-year periods due to greater variable expenses related to higher revenue results, as well as increased costs, including training and system support expenses, associated with integrating recently acquired companies. Additionally, a restructuring charge related to the Company's restructuring plan (as discussed below under "Restructuring Charges"), recorded in the second quarter of 1997, contributed to the increase in total expenses for the nine-month period ended September 30, 1997 as compared to the same period in 1996. Total expenses, excluding restructuring charges, merger costs and acquired in-process technology costs, decreased as a percentage of total revenues for the third quarter and first nine months of 1997, as compared to the same prior-year periods, due to overall cost containment efforts as well as the savings realized from the restructuring plan.

  PROFESSIONAL SERVICES. Costs of professional services for the third quarter of 1997 were $31,673,000, an increase of $1,500,000, or 5%, as compared to $30,173,000 for the third quarter of 1996. Costs of professional services for the first nine months of 1997 were $90,703,000, an increase of $5,623,000, or 7%, as compared to $85,080,000 for the first nine months of 1996. Professional services expenses represented 88% and 91% of professional service revenues for the third quarter and first nine months of 1997, respectively, as compared to 91% and 95%, respectively, for the same periods in 1996. As part of the overall restructuring plan, the Company realigned the professional services business during the first six months of 1997 through the consolidation of redundant functions. The savings realized from the restructuring plan, as well as the increased productivity of the consulting staff, contributed to the decrease in professional services expenses as a percentage of professional services revenues for the third quarter and first nine months of 1997 as compared to the same prior-year periods. The Company anticipates that professional services expenses will continue to decrease as a percentage of professional services revenues through 1998.

  PRODUCT DEVELOPMENT AND SUPPORT. Product development and support expenses for the third quarter of 1997 were $47,653,000, an increase of $6,416,000, or 16%, as compared to $41,237,000 for the third quarter of 1996. Product development and support expenses for the first nine months of 1997 were $139,038,000, an increase of $26,162,000, or 23%, as compared to $112,876,000 for the first nine months of 1996. Product development and support expenses represented 30% and 34% of total revenues for the third quarter and first nine months of 1997, respectively, as compared to 34% and 36% for the same periods in 1996. The increase in development and support expenses during the third quarter and first nine months of 1997 was primarily attributable to the following factors: higher employee-related expenses associated with expanded product offerings as well as continued product integration and internationalization efforts; an increase in information technology costs to support the expanded development efforts and product offerings; increased allocation of overhead costs; higher travel expenses associated with the Company's product integration efforts and expanded product offerings; and higher bonuses and royalty expenses related to greater revenues during the third quarter and first nine months of 1997 as compared to the same periods in 1996. During the first nine months of 1997, the Company has been consolidating certain product development and support efforts to coincide with its product integration focus. As a result of these consolidation efforts, the Company has reduced development and support expenses as a percentage of total revenues for the three and nine month periods ended September 30, 1997.

  For the third quarters of 1997 and 1996, the Company capitalized $9,254,000 and $6,505,000, respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." For the first nine months of 1997 and 1996, the Company capitalized $27,846,000 and $18,626,000, respectively, of software development costs net of related amortization expense.

  SALES AND MARKETING. Sales and marketing expenses for the third quarter of 1997 were $57,696,000, an increase of $10,573,000, or 22%, as compared to
$47,123,000 for the third quarter of 1996. Sales and marketing expenses for the first nine months of 1997 were $157,833,000, an increase of $29,823,000, or 23%, as compared to $128,010,000 for the first nine months of 1996. Sales and marketing expenses represented 36% and 38% of total revenues for the third quarter and first nine months of 1997, respectively, as compared to 39% and 40% for the same periods in 1996. The increase in these expenses for the third quarter and first nine months of 1997, as compared to the same periods in 1996, was primarily attributable to the significant expansion of the domestic and international outside sales force. Also contributing to the increase were higher commission expenses associated with the increase in software products revenues. During the second quarter of 1997, the Company realigned its inside sales force to be more compatible with its strategy of providing complete software infrastructure solutions and to correspond with the restructuring plan. This realignment resulted in an approximate 45% reduction in the inside sales force. The Company also consolidated certain remote sales facilities. Consequently, sales and marketing expenses as a percentage of total revenues decreased for the third quarter and first nine months of 1997, as compared to the same prior-year periods. The Company expects this trend to continue into 1998.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 1997 were $12,626,000, an increase of $4,508,000, or 56%, as compared to $8,118,000 for the third quarter of 1996. General and administrative expenses for the first nine months of 1997 were $46,368,000, an increase of $20,332,000, or 78%, as compared to $26,036,000 for the first nine months of 1996. General and administrative expenses represented 8% and 11% of total revenues for the third quarter and first nine months of 1997, respectively, as compared to 7% and 8%, respectively, for the same periods in 1996. The increase in general and administrative expenses during the third quarter of 1997 was primarily attributable to the costs associated with maintaining the infrastructure to support the restructured company, such as computer system upgrades, consulting fees and legal services. These factors also contributed to the significant increase in general and administrative expenses for the first nine months of 1997 as compared to the same prior-year period. The increase for the first nine months of 1997 was also attributable to total charges of $13,513,000 recorded during the second quarter of 1997 for write-offs of certain assets, as well as severance and other employee-related expenses, related to the integration procedures discussed below. In conjunction with the restructuring plan executed during the second quarter of 1997, the Company also performed additional integration procedures related to past acquisition activity. The Company evaluated the fair values of assets recorded through prior acquisitions and identified certain trade receivables, prepaid expenses and intangible assets which had no future value. The respective balances of these assets were written-off during the second quarter of 1997. Additionally, the Company expensed severance and other employee benefits, including guaranteed bonuses, for certain employees of acquired companies who were terminated as a result of the integration efforts, but not specifically as part of the restructuring plan.

  RESTRUCTURING CHARGES. During the second quarter of 1997, the Company executed a restructuring plan to consolidate its sales, marketing, business development and product development operations to achieve cost efficiencies through the elimination of redundant functions. These redundancies resulted primarily from businesses acquired over the last three years. The Company also realigned its business units and inside sales force to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As part of the plan, the Company reduced its worldwide work force by approximately 10%, eliminating approximately 400 positions primarily in the areas of product development and support, marketing and inside sales and, to a lesser extent, professional services and administration.

  The Company recorded a one-time charge of $57,319,000 during the second quarter of 1997 related to the restructuring plan. The restructuring charge included the following expenses: $23,834,000 for facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; $3,708,000 for write-offs of excess equipment, furniture and fixtures; $16,859,000 for write-offs of capitalized software costs and other intangible assets related to the redirection of product development efforts as well as penalties for the cancellation of distributorship agreements; and $12,918,000 for severance and other employee-related costs of the terminated staff. Of the $57,319,000 restructuring charge, the Company paid out approximately $7,905,000 and wrote-off $19,687,000 of non-cash charges during the second quarter of 1997. During the third quarter of 1997, the Company made payments of approximately $3,921,000 related to the restructuring accrual. Consequently, the Company had $25,806,000 of accrued restructuring costs recorded as of September 30, 1997. The Company anticipates that approximately $3,000,000 of the restructuring accrual will be paid out during the fourth quarter of 1997, and approximately $7,000,000 will be paid out during 1998. From 1999 through 2002, the Company estimates that annual restructuring payments will be approximately $3,500,000 and that substantially all of the cash disbursements related to the restructuring plan will be completed by the end of the year 2003.

  The Company currently expects to realize a reduction in annual operating expenses of approximately $40,000,000 in subsequent years as a result of the restructuring, without an adverse impact on revenues. However, there can be no assurance as to the ultimate effects of the restructuring plan on the Company's operating results.

  MERGER COSTS. The Company did not incur merger costs during the third quarter of either 1997 or 1996. Merger costs were $3,706,000 and $5,782,000 for the nine months ended September 30, 1997 and 1996, respectively. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company may continue to incur merger costs in connection with future acquisitions accounted for as poolings of interests. These costs will be expensed in the period in which the transactions are consummated.

  ACQUIRED IN-PROCESS TECHNOLOGY. The Company did not incur acquired in-process technology costs during the third quarter of 1997. Acquired in-process technology costs were $17,164,000 for the nine months ended September 30, 1997. The Company incurred acquired in-process technology costs of $4,090,000 and $11,095,000 for the third quarter and first nine months of 1996, respectively. Acquired in-process technology costs relate to acquisitions of software companies and product technologies. These acquisitions were accounted for under the purchase method, and portions of the purchase prices were allocated to acquired in-process technology.

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

OTHER INCOME

  Other income for the third quarter of 1997 was $4,512,000, an increase of $4,024,000, or 825%, as compared to $488,000 for the third quarter of 1996. Other income for the first nine months of 1997 was $12,024,000, an increase of $9,401,000, or 358%, as compared to $2,623,000 for the first nine months of 1996.

The increase in other income during the third quarter and first nine months of 1997 was primarily attributable to the following factors: realized gains on the sale of trading securities; unrealized holding gains on trading securities whose market values increased over the quarterly and nine-month periods ended September 30, 1997; and unrealized holding gains that resulted from the reclassification of certain available-for-sale securities into the trading classification. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to or deductions from other income until the securities are sold. The increase in other income for the third quarter and first nine months of 1997, as compared to the same prior-year periods, was partially offset by interest expense on the Company's convertible subordinated notes issued in November 1996.

INCOME TAXES

  The Company's effective tax rate for the third quarter and first nine months of 1997, excluding the Federal tax effect of acquired in-process technology charges and merger costs relating to certain acquisitions, restructuring charges and the integration-related charges discussed in "General and Administrative" above, was 33% and 29%, respectively. This compares to an effective tax rate of 34% and 36% for the same periods in 1996. For the third quarter of 1997, the Company reported income tax expense of $4,905,000, on pre-tax income of $15,065,000. The Company recorded total income tax expense of $6,197,000, on a pre-tax loss of $87,845,000, for the first nine months of 1997. This total income tax expense of $6,197,000 included an amount of $1,127,000 based on the Company's 29% effective tax rate, plus an additional $5,070,000 recorded in the second quarter of 1997 to reduce the deferred tax asset balance. The Company reduced its deferred tax asset during the second quarter of 1997 so that it would reflect an asset amount that will, more likely than not, be realized based on the lower estimated annual taxable income resulting from the restructuring plan.

RECENT DEVELOPMENTS

  On October 3, 1997, the Company acquired all of the outstanding capital stock of ProMetrics Group Limited ("ProMetrics"), a leading provider of productivity management software, in exchange for approximately $2,000,000 in cash plus 364,396 shares of Common Stock, which had a Market Value of approximately $8,200,000 at the time of the acquisition. This acquisition will be accounted for under the purchase method, and a significant portion of the purchase price will be charged to acquired in-process technology in the fourth quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1997, the Company held approximately $111,437,000 of cash, cash equivalents and investments as compared to $185,673,000 as of December 31, 1996. See "Cash Flows" below.

  The Company had trade and installment accounts receivable, net of allowances, of $200,625,000 and $200,399,000 as of September 30, 1997 and
December 31, 1996, respectively. The Company licenses software products and provides services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

  In recent years, the Company's sources of liquidity have primarily been funds from capital markets, including bank facilities, and sales of installment receivables. The Company believes the funding available to it from these sources will be sufficient to satisfy its working capital requirements for the foreseeable future. The Company's capital requirements are primarily dependent on management's business plan regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the conditions of financial markets.

  The Company sells a significant portion of its installment receivables to third parties. Installment receivables represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over three to five years, with interest payable on the license and upgrade portions only. Over the past 21 months, the Company has executed an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements, primarily attributable to sales of product bundles and integrated product suites. Consequently, the Company's volume of installment receivable sales has increased significantly over the past 21 months.

  The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of interest payable by the Company. The finance company collects customer remittances over the term of the agreement to which the installment receivable relates. Proceeds from the sale of receivables for the first nine months of 1997 and 1996 were $145,343,000 and $85,776,000, respectively. A portion of the receivables were sold with recourse provisions. As of September 30, 1997, the Company's maximum exposure under recourse provisions was approximately $19,600,000. The Company has assessed the exposure related to these recourse provisions and determined the potential liability to be minimal. The Company anticipates that the volume of installment receivable sales will continue to increase in the fourth quarter of 1997, corresponding to expected increases in revenues.

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

  The Company had other long-term obligations of $115,798,000 and $115,803,000 as of September 30, 1997 and December 31, 1996, respectively. In November 1996, the Company issued $115,000,000 of convertible subordinated notes due November 15, 2001, which constitute the majority of the long-term obligations balance at September 30, 1997 and December 31, 1996.

  The Company currently has an unsecured bank line of credit of $25,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of November 12, 1997, the Company had $10,000,000 of short-term borrowings outstanding under this line of credit and had aggregate letters of credit outstanding for approximately $10,372,000, with expiration dates ranging from November 1997 through September 1998. These letters of credit reduce the available line of credit balance. The Company is in the process of increasing its line of credit.

CASH FLOWS

  Cash used in operating activities was $157,488,000 and $94,863,000 for the first nine months of 1997 and 1996, respectively. Cash used in operating activities in the first nine months of 1997 consisted of the following net cash outflows: a net loss of $94,042,000, partially offset by non-cash charges for depreciation and amortization of $43,043,000, write-offs of assets in conjunction with the restructuring plan of $19,687,000 and acquired in-process technology of $13,664,000 (net of $3,500,000 of cash payments related to acquired in-process technology); an increase in trade and installment receivables, before sales to third parties, of $145,061,000, partially offset by an increase in deferred revenue of $13,592,000 which were both due to high quarter-end sales volume; a net increase in other working capital accounts of $11,712,000; and a net increase in other non-current assets of $8,997,000. These cash outflows were partially off-set by cash inflows related to a net increase in accounts payable and other accrued liabilities, the most significant being accrued restructuring charges, of $18,988,000 and a decrease in deferred income taxes of $4,494,000. Cash used in operating activities in the first nine months of 1996 was attributable to the net effect of the following cash outflows: a net loss of $37,262,000, including a deferred tax benefit of $12,424,000, substantially offset by non-cash charges of $26,017,000 for depreciation and amortization and $7,793,000 for acquired in-process technology (net of

$3,302,000 of cash payments related to acquired in-process technology); an increase in trade and installment receivables, before sales to third parties, of $95,947,000, partially offset by an increase in deferred revenue of $19,210,000; and a net decrease in accounts payable and other accrued liabilities of $9,742,000. These cash outflows were partially offset by cash inflows from a net decrease in other non-current assets of $8,494,000 and a net decrease in working capital accounts of $106,000.

  Cash used in investing activities was $76,152,000 in the first nine months of 1997 as compared to $53,305,000 in the first nine months of 1996. During the first nine months of 1997 and 1996, the Company invested $48,717,000 and $27,281,000, respectively, in purchased and developed software. The increased investment in purchased and developed software for the first nine months of 1997 was due primarily to the Company's intensified focus on product integration, as well as the acquisition of new product technologies. The Company also invested resources for property and equipment of $12,745,000 and $25,981,000 in the first nine months of 1997 and 1996, respectively. The decrease in payments for property and equipment during the first nine months of 1997 was primarily attributable to the restructuring plan and overall cost containment efforts. The Company paid $17,152,000 and $14,975,000 for acquisitions and other equity investments in the first nine months of 1997 and 1996, respectively. Proceeds from sales and maturities of investment securities, net of purchases, were $2,462,000 and $14,932,000 for the first nine months of 1997 and 1996, respectively.

  Cash flows from financing activities were $153,213,000 and $85,980,000 in the first nine months of 1997 and 1996, respectively. Sales of installment receivables were $145,343,000 in the first nine months of 1997 as compared to $85,776,000 in the first nine months of 1996. (See "Liquidity and Capital Resources" for a more detailed discussion of installment receivable sales.) The Company received proceeds of $13,611,000 and $3,451,000 during the nine months ended September 30, 1997 and 1996, respectively, from the exercise of stock options and under the Stock Purchase Plan, first implemented in the third quarter of 1996. In the first nine months of 1997 and 1996, the Company made net payments on short-term borrowings of $5,741,000 and $3,447,000, respectively, relating primarily to notes payable of acquired companies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." Implementation of SFAS No. 128 is required for periods ending after December 15, 1997. The standard establishes new methods for computing and presenting earnings per share ("EPS") and replaces the presentation of primary and fully-diluted EPS with basic and diluted EPS. The new methods under this standard would not have had an impact on the Company's EPS for the three and nine month periods ended September 30, 1997 and 1996.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company is required to adopt SFAS No. 130 for periods beginning after December 15, 1997. This statement establishes standards for reporting comprehensive income and its components in a full set of general purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

  In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the disclosures of SFAS No. 131 in the December 31, 1998 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of this standard on its financial statements.

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

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes v. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France).

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

     Exhibit 10 Amendment Number Seven, dated as of September 16, 1997, to the
                Office Lease, dated as of May 6, 1992, between the Company and LaSalle National Trust N.A., as Trustee, incorporated by reference to Exhibit 10.42 to the Company's Registration
                Statement on Form S-1, Registration No. 333-40075.
     Exhibit 11 Computation of Net Income (Loss) Per Share
     Exhibit 15 Acknowledgment of Independent Certified Public Accountants
                Regarding Independent Auditors' Review Report.
     Exhibit 27 Financial Data Schedule

  B. Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Platinum technology, inc.

                                                 /s/ Andrew J. Filipowski
Date: November 13, 1997                   By: _________________________________
                                                   Andrew J. Filipowski,
                                            President, Chief Executive Officer
                                             (principal executive officer) and
                                            Chairman of the Board of Directors


Date: November 13, 1997                          /s/ Michael P. Cullinane
                                          By: _________________________________
                                                   Michael P. Cullinane,
                                              Executive Vice President, Chief
                                                         Financial
                                             Officer (principal financial and
                                                        accounting
                                            officer), Treasurer and a Director