Form 10-K
period 1997-12-31
PLATINUM TECHNOLOGY INC
filed 1998-03-16
CIK 825703

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

                  For the fiscal year ended December 31, 1997

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

      Registrant's telephone number, including area code: (630) 620-5000
       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                               (Title of Class)
                        Preferred Stock Purchase Rights
                               (Title of Class)
                6 3/4% Convertible Subordinated Notes due 2001
                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 10, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (based upon the per share closing sale price of $26 7/8 on March 10, 1998, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $1,668,067,476.


  The number of shares outstanding of the registrant's Common Stock as of March 10, 1998 was 64,763,801.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement in connection with its
                              1998 Annual Meeting
      of Stockholders are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are based on the beliefs of the management of PLATINUM technology, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM"), as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements" on page 25 for a discussion of risks, uncertainties and other factors that could cause or contribute to such material differences.

OVERVIEW

  The Company develops, markets and supports software products, and provides related professional services, that help organizations manage and improve their information technology ("IT") infrastructures, which consist of data, systems and applications. The Company's products and services help IT departments, primarily in large and data intensive organizations, minimize risk, improve service levels, and leverage information to make better business decisions. The Company's products typically perform fundamental functions, such as automating operations, maintaining the operating efficiency of systems and applications, and ensuring data access and integrity. The Company currently develops software products through its four business units: database management, systems management, application infrastructure management and data warehousing and decision support. Addressing businesses' increasing demand for simplified vendor relationships and complete solutions to IT problems, the Company's goal is to become the leading provider of IT infrastructure management solutions by offering a comprehensive set of "best in class" point products, product bundles and integrated product suites. The Company also offers a wide array of professional services, including consulting, systems integration and educational programs, both in conjunction with and independent of software product sales.

  To achieve its goal, the Company identified key technologies and skill sets required to better manage the IT infrastructure. Through a combination of an aggressive acquisition program and vigorous internal product development efforts, the Company assembled the competencies to create complete infrastructure management solutions. Devoting substantial resources to integrating its products and technologies, the Company is now leveraging the breadth of its product lines and its professional services capabilities to provide complete, customized solutions for IT infrastructure problems. These solutions include single products; product suites, which are sets of integrated products drawn together from multiple business units of the Company; and product bundles, which are sets of software applications that are packaged together but do not necessarily have the level of integration that defines a suite; as well as design and implementation services provided by the Company's professional services staff. These solutions also include ongoing product upgrades, maintenance and support, sometimes pursuant to multi-year contracts. Evidencing the increasing demand from the Company's customers for comprehensive solutions, the Company completed 102 transactions of over $1 million during 1997, as compared to 55 such transactions during 1996 and only two such transactions during 1995. Each of these large transactions included licenses for software product bundles or suites, along with future upgrades and maintenance; software consulting services; or both product licenses and related consulting services.

  The Company is focusing on the development of products and services that offer its customers maximum flexibility and functionality. The Company's products are designed to permit a customer to either purchase prepackaged integrated suites or to choose individual products and later add other products as needed. The cornerstone of the Company's integration efforts is POEMS (PLATINUM Open Enterprise Management Services), an internally developed set of shared components that give the Company's products a common look and feel, common installation and distribution, and common communication, data and events handling. POEMS integration is built into individual products so that, as customers purchase additional PLATINUM products, the newly acquired and previously installed products can begin working together immediately. In February 1998, the Company released for general availability its ProVision suite of integrated systems and database management tools, which is the Company's most significant POEMS-enabled integrated offering of products to date. ProVision initially includes nine tools within the following key IT management disciplines: job management, performance management and analysis, software distribution, problem resolution, security, database utilities and database administration.

  The Company is also creating solutions for the needs of specific industries, as well as general business needs. For example, during 1996, the Company released PLATINUM RiskAdvisor, a data warehouse decision support application developed specifically for the insurance industry. The Company also is enabling its products and suites for application with intranets, the internet and the web and offers a broad set of solutions for the Year 2000 problem. Additionally, in late 1996, the Company formed specialty consulting practice groups within its professional services business unit, including groups dedicated to Year 2000 solutions and internet/intranet technologies.

MARKET OVERVIEW

  Companies today rely on their IT infrastructures to keep their businesses operating efficiently. As organizations have moved from host-based computing systems to open systems environments, the deployment, management, maintenance and productive use of IT has become increasingly complex. These open computing environments service numerous end-users spread across various locations and consist of a diverse set of applications, computing platforms (including mainframes, minicomputers, workstations and desktop PCs/LANs), relational database management systems ("RDBMS"), operating systems (including UNIX, Windows, Windows NT, OS/400, OS/2, MVS and VMS) and media, including intranets and the internet. These open environments are also dynamic; users, as well as hardware and software resources, are frequently added, removed or changed; and new, mission-critical applications are continually being developed and deployed. The Company believes that, due to the complexities of these new computing environments, organizations are increasingly seeking to purchase IT management products and services from a smaller number of vendors that can provide complete, flexible and integrated solutions for managing and improving the IT infrastructures that run their businesses.

PRODUCTS

  The Company provides software solutions that help organizations efficiently operate and manage their complex IT infrastructures and related environments, which contain multiple computing platforms, database management systems, applications and operating systems. These tools increase the efficiency and interoperability of these systems and applications in distributed environments of any size. The Company's solutions support platforms and operating systems that span mainframe, midrange and PC/LAN computing environments, including MVS, UNIX, OS/2, OS/400, Windows and Windows NT. They also support multiple database management systems, such as the DB2 family, Oracle, Sybase, Microsoft SQL Service and Informix. In addition, the Company's solutions provide support for packaged applications such as SAP, PeopleSoft and Oracle Financials.

  The Company now offers over 160 robust and adaptable point products. While point products are initially developed and supported through one of the Company's four business units described below, the Company continues to build integrated suites of products drawn from different business units, such as ProVision, in order to provide comprehensive solutions to organizations' IT needs.

  Database Management Products -- The Company provides a leading set of tools and utilities for centralized or distributed database administration, performance analysis and monitoring and database backup and recovery for heterogeneous database management systems. By automating administrative and maintenance tasks, these software solutions enable users to achieve the highest performance levels possible, increase data availability, automate arduous administrative tasks, and deliver new products or enhancements to end-users faster and with more flexibility. Principal database management products include the following:

  . Database Analyzer -- a DB2 direct access storage device and database monitoring, analysis, validation, forecasting and tuning tool. It provides extensive statistical reporting capabilities, automated maintenance and auditing of internal structures, as well as a DB2 page editor.

  . RC/Migrator -- a tool that automates DB2 object and data migrations and alterations, while maintaining object dependencies and preserving data security. Migrations may be performed on a one-to-one or one-to-many basis.

  . TSreorg -- a tablespace reorganization tool for heterogeneous databases of any size. Tsreorg delivers fast reorganizations of entire tablespaces, individual tables and indexes. It also provides efficient fragmentation of used and free space and automatic data partitioning. Tsreorg can run on UNIX, VMS or Windows NT-based server systems.

  Systems Management Products -- The Company offers products that enable organizations to automate routine systems maintenance tasks and processes, thereby streamlining enterprise management, enhancing system reliability and reducing costs. These products also simplify the management of disparate systems and enterprise-wide applications, and increase end-user productivity. Systems management product offerings span many disciplines, including job and process management, enterprise automation, desktop management, output management, problem resolution, security management, distribution management, performance management, enterprise-wide resource management, storage management, and networking and connectivity. The Company offers over 20 products that provide the functionality required by businesses, while scaling across multiple platforms that include UNIX, Windows, Windows NT, OS/400, OS/2, MVS and VMS. Principal systems management products include the following:

  . AutoSys -- a job scheduling and management tool that simplifies the task of managing and monitoring multiple jobs in distributed environments. It provides centralized control of job execution across heterogeneous platforms and offers flexible features, such as self-correcting job control and automated restart and recovery capabilities.

  . DBVision -- a scaleable tool for continuous monitoring and centralized management of heterogeneous databases in any size network. DBVision collects and displays performance measurements in real time or retrospect. It automatically detects and corrects performance problems and predicts space shortages.

  . AutoSecure -- a tool set that enables organizations to secure and manage large, heterogeneous computing environments. It protects information by preventing unauthorized access to data and system resources in distributed environments; provides single sign-on for users to applications and services they are authorized to use, whether they are on mainframes, distributed systems or Pcs; and provides a single point for user registration in other security systems.

  Application Infrastructure Management Products -- The Company offers products that enable organizations to establish an application development process that is systematic, error-resistant and flexible to adapt to changing business needs. These products include tools for integrated project and process management, component modeling, construction, testing, application deployment and software distribution, integrated change and configuration management, help desk support and decision support. These products facilitate the development of sophisticated, high-performance applications and improve the overall productivity and quality of development efforts. Principal application lifestyle management products include the following:

  . ADvantage -- an integrated set of tools for managing the application development infrastructure. ADvantage helps organizations automate and improve the processes for building, managing and delivering applications through solutions for component modeling (Paradigm Plus), integrated project and process management (Process Continuum), integrated change and configuration management (CCC/Harvest), rule-based application development (AionDS) and decision support (ADvisor).

  . ADvisor -- a decision-support tool, and key component of ADvantage, that helps IT executives and development managers minimize the risks and costs associated with the applications that run their businesses by providing the information needed to ensure on-time, on-budget delivery of applications. ADvisor delivers the critical project information organizations need to manage application development as a core business process.

  Data Warehousing and Decision Support Products -- The Company offers an integrated set of solutions for all major data warehousing functions, including data transformation and movement, data warehouse management, metadata management and repository, and decision support. These comprehensive solutions help organizations build, manage and maintain data warehouses. A data warehouse is a data store that gives end-users full access to periodically consolidated, historical data for making business decisions and analyzing trends without jeopardizing the performance of mission-critical operations. Warehousing tools can capture data in many forms on numerous platforms, transfer it to multiple database platforms and provide users with the means to access and manage such information. Repository tools play a key role in data warehouses as places for centralized control and as collection points for status information concerning the warehouses and their activities.

  The Company's products enable organizations to better leverage their corporate data investments by allowing end-users to derive maximum value and insight from information. These products ensure enterprise-wide data access and enable complex data analysis and reporting so that users can effectively identify business trends and make informed decisions. Principal data warehouse products include the following:

  . InfoPump -- a bi-directional data movement tool, InfoPump automates the process of replicating, transferring and integrating data in heterogeneous environments on a scheduled or event-driven basis.

  . Repository -- serves as a central point of control, enabling organizations to easily manage, maintain and access vast amounts of corporate data, applications, and systems in a heterogeneous environment. Repository provides information such as where data is located, who created and who maintains data, what application processes the data drives, and what relationship the data has with other data.

  . Forest & Trees -- a rapid decision-support system development tool which enables IT departments to deliver customized desktop applications that provide the necessary components for intuitive navigation and data investigation. Forest & Trees applications can simultaneously access multiple data sources and combine data into information that makes sense to the knowledge worker. Forest & Trees applications can monitor key strategic, tactical and operational indicators for the business and automatically alert users to specific conditions via the corporate network or via the web.

  . InfoBeacon -- a decision support tool that provides advanced online analytical processing (OLAP) capabilities for data warehouse environments. This product creates a virtual, multidimensional view on top of the relational database. It provides end-users with advanced analysis capabilities -- such as drill down, pivoting, ranking, ratios, and exception- and date-handling -- without requiring the organization to redundantly store and manage data in a proprietary multidimensional database.

  . Perspectives -- an environment for rapidly developing custom, server-centric, OLAP-enabled decision-support systems. Combining the power of tools with the speed of packaged applications, Perspectives provides the benefits of rapid time to market without sacrificing flexibility for future growth. Perspectives for Market Analysis helps profit/loss managers (such as brand managers, product managers, VPs of marketing) view and analyze complex relationships between multiple product dimensions and measures so that they can understand and respond to emerging trends.

  New Product Suites -- In the past, businesses licensed products on a stand-alone basis to address each of their needs as they arose. By combining tools and technologies within and across its business units, the Company now provides product suites that are complete solutions to businesses' IT infrastructure problems. These integrated product offerings allow businesses to experience comprehensive benefits without having to deal with multiple products or multiple vendors. The Company has designed product suites that address IT infrastructure problems that are shared by businesses from various industries, as well as product suites that target IT infrastructure problems that are unique to specific industries. The following provides a brief description of some of the Company's recent product suite offerings:

  . ProVision -- this integrated product suite, a combination of database management and systems management tools, enables companies to reduce the costs and risks associated with managing their IT infrastructures, while improving service levels, availability, and productivity. ProVision initially includes nine tools within the following key IT management disciplines: job management, performance management and analysis, software distribution, problem resolution, security, database utilities and database administration. Because integration is built into each ProVision tool, organizations can implement one or more tools, and add more tools as needed, to solve their most immediate IT problems. ProVision became generally available in February 1998.

  . TransCentury -- this product suite, developed through a combination of tools and technologies made available through internal development, acquisitions and marketing agreements, provides an end-to-end solution to the problem created by the century date change, commonly known as the Year 2000 problem. TransCentury applies a "find-it, fix-it, test-it" approach that enables businesses to analyze, plan, implement and test century date changes in an integrated manner. It helps organizations ensure business continuity and compliance by minimizing exposure, helping them more effectively plan resources, and reducing costs and time associated with the Year 2000 problem.

PRODUCT LICENSES

  The Company provides its software products to customers under non-exclusive, non-transferable license agreements (including standard shrink-wrap licenses for certain products). As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Under the Company's current standard form license agreement, licensed software may be used solely for the customers' internal operations and only on designated hardware at specified sites, which may be comprised of a stand-alone computer, a single network server with multiple terminals or multiple network servers with multiple terminals.

  Licenses for the Company's software are almost exclusively perpetual, although annual and monthly licenses are also offered. License fees may be due upon execution by the customer of the applicable product agreement or may be payable over time for contracts involving multi-year commitments for maintenance and product upgrades. List prices are based upon the size of the processor, number of servers and/or number of users, depending upon the type of license and product being licensed. The Company's published list prices include discounts for suite, enterprise and multi-site licenses. Licenses generally include more than one product. Under the Company's current standard form license agreement, maintenance is renewed on an annual basis by the customer paying the current maintenance fee. See "--Technical Support and Maintenance."

PRODUCT DEVELOPMENT

  The Company is pursuing its strategy by continuing its emphasis on internally developing new software products and product enhancements, acquiring products, technologies and businesses complementary to the Company's existing product lines; and forming alliances with leading technology companies. The Company has formed separate in-house development teams to efficiently integrate acquired products and technologies into existing product lines. During 1995, 1996 and 1997, product development and support expenses of the Company were $94,027,000, $155,277,000 and $187,383,000, respectively. As of February 28, 1998, the Company employed approximately 1,660 persons in product development and support.

  Internal Development. The Company will continue to rely on the internal development of products to expand its product lines. The Company believes its RDBMS expertise and experience give it a competitive advantage in developing products that address increasingly complex environments and that meet evolving customer needs. In order to fully exploit acquired software development personnel, and to access new sources of talent, the Company has established approximately 36 independent development laboratories, generally at the locations of newly-acquired companies. These development laboratories are interconnected via video conferencing, e-mail, Lotus Notes and other communication technologies, and use various hardware, operating systems and database systems which give the Company the ability to simulate the environments of its customers. Laboratories have responsibility for their product lines and receive guidance from POEMS teams to foster interoperability.

  Acquisitions. The Company continually reviews acquisition candidates with leading-edge products and technologies that could enhance the Company's product portfolio. The technologies associated with the products of the acquired businesses are being incorporated into the Company's existing internally developed products and are being used in developing new products. In addition to providing the Company with new products and technologies, these acquisitions have provided the Company with experienced teams of product developers who now staff the Company's independent development laboratories. The Company plans to continue to pursue acquisition opportunities because it believes that acquisitions are an essential part of the Company's strategy to compete effectively in its rapidly evolving marketplace. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations--Costs and Expenses--Merger Costs" and "--Recent Developments."

  Technology Relationships. To reinforce its commitment to providing interoperable solutions for managing IT infrastructures, the Company has implemented its PLATINUM Partners Program, whereby the Company has established strategic and technology relationships with other leading IT vendors. The Company believes that in order to provide solutions for heterogeneous computing environments, it will need to continue to establish and maintain key relationships with leading technology companies. PLATINUM's current partners include Intel, IBM, Hewlett-Packard, Oracle, Microsoft, SAP and Lucent Technologies. These technical and marketing alliances provide the Company early access to product information and pre-release software.

PROFESSIONAL SERVICES

  As part of its strategy to provide complete solutions for Global 10,000 IT organizations, the Company offers a range of professional services, including consulting services, systems integration, and educational programs, in support of and independent of its products. These services help businesses plan, construct and manage infrastructures in which complex software products can be used. These services can improve and accelerate customization, implementation and deployment of the Company's software products. The Company believes that more rapid and effective implementation of its software products will lead to increased customer satisfaction and greater follow-on sales. For these reasons, the Company is now packaging professional services as a standard feature of its product sales. As of February 28, 1998, the Company employed approximately 1,100 persons in professional services.

  Consulting Services. The Company is focusing significant effort on developing and expanding its consulting services group. Primarily developed through recent acquisitions of consulting services companies, this group provides consulting services that help Global 10,000 companies manage risks, manage the implementation of new technologies and products, and optimize their current computing environments. Areas of expertise span systems and database management, information management, security, Year 2000 reengineering, application lifecycle management, internet/intranet development, and electronic commerce. The Company's consultants provide flexible, customizable solutions as well as prepackaged solutions. They can save all of an organization's software consulting needs, from strategy and organization to implementation.

  Educational Programs. The Company believes that its training and education services play an important role in increasing market awareness of its software products among IT personnel, including application developers, database administrators and end-users. Offering a comprehensive curriculum that supports leading technologies, the Company conducts a set of training courses designed to deal with the critical issue of skills management. These courses cover several key technology areas of IT infrastructure management and are held at various training centers in the United States and throughout the Company's international operations. The

Company also offers on-site computer-based training courses and self-led internet-based training courses that users may complete in their own offices or homes.

  The Company continually reviews acquisition candidates that are leading-edge IT education service providers. Most recently, the Company entered into an agreement to acquire Mastering, Inc., a leading provider of IT technology training to Fortune 1000 companies, universities and large governmental agencies. The Company believes that, upon consummation, this acquisition will significantly enhance the Company's educational service offerings. The Company is also expanding its professional services through internal growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments."

SALES AND MARKETING

  The Company employs a multi-faceted sales strategy. For software products, the Company utilizes telemarketers, an inside sales force, an outside sales force, product seminars, user group participation, direct mail, print and web-based advertising, and web promotions. The Company also utilizes certain indirect sales channels, such as distributors, VAR and OEM relationships for selected products.

  Domestic (U.S.) Software Sales. Since January 1, 1997, the Company has organized its domestic direct sales force by regions throughout the United States. The Company formerly combined the domestic and Canadian sales forces to represent the North American sales force. As of February 28, 1998, the Company had approximately 450 domestic direct sales representatives.

  Generally, for domestic software product licenses, the Company's telemarketing specialists call prospective customers to identify and qualify leads. Once a lead has been qualified, the prospective client is turned over to the inside sales force, which predominantly supports the direct sales force by developing sales leads and arranging product evaluations. Established sales leads are then typically forwarded to the direct sales force, which visits customer sites to assist with trials, demonstrate product features and close sales transactions. For certain sales to smaller customers, as well as the licensing of standard shrink-wrap products, the inside sales force may handle the full sales cycle for completing such transactions.

  International Software Sales. The Company generally markets its products overseas through a network of wholly-owned subsidiaries. Generally, these subsidiaries use an approach similar to that used by the Company domestically. As of February 28, 1998, the Company had approximately 220 international (non-U.S.) direct sales representatives and had subsidiaries in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hong Kong, Indonesia, Italy, Japan, Korea, Malaysia, the Netherlands, Norway, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. The Company expects that it will establish other foreign subsidiaries in the future to meet its strategic objectives. In a few countries, primarily in South America and the Middle East, the Company markets its products through independent distributors.

  Global Accounts. The Company now designates certain large, geographically dispersed entities as "global accounts." Each of these accounts is managed, on a worldwide basis, by a single executive who focuses his or her attention on the diverse needs of the enterprise.

  Professional Services. The Company's consulting services and educational programs are marketed by a specialized direct sales force.

  User Group Leadership. The Company believes that its sales and marketing efforts have also been greatly enhanced by participation in domestic and international user groups. The Company plays a major role in the activities of the International DB2 Users Group, the International Oracle Users Group, the International Sybase Users Group and other smaller user groups, and expects to continue to do so in the future.

TECHNICAL SUPPORT AND MAINTENANCE

  The Company's in-house technical support group, situated at various sites throughout the U.S., provides pre-sale, installation and post-sale support, including toll-free telephone support during regular business hours, to current users and potential customers evaluating the Company's products. The technical support group also offers seven-day, 24-hour toll-free telephone service for an additional fee. The Company believes that effective technical support during product evaluation substantially contributes to product acceptance and that post-sale support has been, and will continue to be, a substantial factor in customer satisfaction.

  The Company offers a maintenance program for its software products, which consists of product enhancements, updated products and technical support. Maintenance is typically provided without additional charge during the warranty period defined in the Company's license agreements. Under the Company's standard license agreement, customers renew maintenance support on an annual basis by paying the current maintenance fee. Customers may also commit for maintenance and product support over extended periods of time. Maintenance revenue implicit in new product sales and recurring maintenance charges are recognized ratably over the period the maintenance and support services are to be provided.

COMPETITION

  The Company operates in highly competitive markets and expects competition to increase. The Company encountered substantially intensified competition as it moved from the relational database tools market to the much larger IT infrastructure products market and as it entered the consulting services business. The Company also experienced many new competitors, including relational database vendors and systems software companies. Many of the Company's current and prospective competitors have significantly greater financial, technical and marketing resources than the Company. In addition, many prospective customers may have the internal capability to implement solutions to their IT infrastructure problems.

  The competitive factors affecting the market for the Company's software products include the following: product functionality, integration, performance and reliability; demonstrable economic benefits for users relative to cost; quality of customer support and user documentation and ease of installation; vendor reputation, experience and financial stability; and price.

  The Company believes that it has competed effectively to date and that its ability to remain competitive will depend, to a great extent, upon its ongoing performance in the areas of product development and customer support. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers. The Company also expects to continue its strategy of identifying and acquiring IT infrastructure products and technologies and businesses which have developed such products and technologies.

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

INTELLECTUAL PROPERTY RIGHTS

  The Company has historically relied upon a combination of contractual rights, trademarks, trade secrets and copyright laws to establish and protect its proprietary rights in its products. The Company also holds some patents and believes that patents are becoming increasingly important to the software industry. Consequently, the Company is taking actions to further protect its proprietary rights through software patents. The Company's license agreements restrict a customer's use of the Company's software and prohibit disclosure to third persons. Notwithstanding those restrictions, it may be possible for unauthorized persons to obtain copies of the Company's software products. The Company believes that because of the rapid pace of technological change in the computer software industry, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements, and the timeliness and quality of support services provided by the Company. The Company registers its product names and other trademarks in the United States and certain foreign countries.

EMPLOYEES

  As of February 28, 1998, the Company employed approximately 4,330 persons, including 1,280 in sales, marketing and related activities, 1,660 in product development and support, 1,100 in professional services, and 290 in management, administration and finance. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

  The Company's principal administrative, marketing, training, and product development and support facilities are located in Oakbrook Terrace, Illinois, where the Company leases approximately 334,000 square feet under leases terminating in April 2003, with plans to lease additional space in the near future. The Company also leases approximately 164,000 square feet of administrative, marketing, sales and product development space in Lisle, Illinois, near the Company's headquarters, under leases terminating in January and October 2003. In addition, the Company leases space for approximately 75 sales offices and product development laboratories throughout the United States, ranging in size from approximately 1,000 to 45,000 square feet. In conjunction with the restructuring plan executed during the second quarter of 1997, the Company closed certain sales offices and product development laboratories in the United States and certain foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations-- Restructuring Charges."

ITEM 3. LEGAL PROCEEDINGS

  Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes v. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France). Altai, a wholly-owned subsidiary of the Company, is involved in a suit in France which concerns copyright infringement claims identical to those on which Altai previously prevailed against Computer Associates International, Inc. ("CAI") in the United States. The French appellate court granted Altai's request that the U.S. appellate court's copyright ruling should bind the Commercial Court of Bobigny as a matter of law. In January 1995, the French appellate court issued a decision rejecting CAI's claim of copyright infringement. CAI's subsequent appeal in the French appellate court is still pending, as are motions from Altai that the U.S. court decisions are binding with respect to the French case.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock, $.001 par value (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "PLAT." The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Common Stock on the Nasdaq National Market.

                                                                 HIGH      LOW
                                                               --------- -------
      Year Ended December 31, 1996:
        First Quarter......................................... $18 3/4   $11 1/4
        Second Quarter........................................  18 3/4    12 3/4
        Third Quarter.........................................  15 7/8     9 1/4
        Fourth Quarter........................................  15 1/2    10 5/8
      Year Ended December 31, 1997:
        First Quarter......................................... $17 7/8   $10 7/8
        Second Quarter........................................  14 13/16  10 1/2
        Third Quarter.........................................  25        12 5/8
        Fourth Quarter........................................  30 13/16  20 1/8

  As of March 10, 1998, the Company's stock was held by approximately 927 holders of record.

  The Company has never declared any cash dividends or distributions on its capital stock. The Company currently intends to retain its earnings to finance future growth and therefore does not anticipate paying any cash dividends in the foreseeable future.

  On December 16, 1997, the Company issued $150,000,000 principal amount of convertible subordinated notes (the "1997 Notes") due December 15, 2002, bearing interest at 6.25% annually. The holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve-month period commencing December 15, 2000 at 102.5% of their principal amount and during the twelve-month period commencing December 15, 2001 at 101.25% of their principal amount. The Company sold the 1997 Notes to Deutsche Morgan Grenfell Inc. and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchasers") at a price equal to the principal amount of the 1997 Notes less a discount of 3% of such principal amount, pursuant to an agreement between the Company and the Initial Purchasers dated December 11, 1997. The 1997 Notes were issued to the Initial Purchasers in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), in a transaction not involving any public offering. The Notes were then resold by the Initial Purchasers to "qualified institutional buyers" (as defined in Rule 144A under the Act) in compliance with Rule 144A and to persons outside the United States, other than United States persons, pursuant to Regulation S under the Act.

  On December 23, 1997, the Company agreed to issue to Intel Corporation ("Intel") 1,768,421 shares of its Class II Series B Preferred Stock ("Preferred Stock"), which had a fair market value of approximately $42,000,000 on such date, in exchange for certain product technologies and other intangible assets. The holders of the Preferred Stock have the option to convert, at any time, each share of Preferred Stock into one share of Common Stock. Each share of Preferred Stock will automatically convert into one share of Common Stock (subject to certain adjustments) upon the transfer by any holder of Preferred Stock in a non-permitted transfer. In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive $23.75 per share plus the amount of any declared but unpaid dividends. The conversion and liquidation terms are subject to adjustment based upon subsequent changes in equity interests. The shares of Preferred Stock were subscribed for as of December 31, 1997 and subsequently issued on January 14, 1998. The shares of Preferred Stock were issued to Intel in reliance upon the exemption from registration provided by Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial data set forth below has been derived from the historical financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto contained elsewhere herein.

                                    YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------------
                           1997           1996(1)         1995(1)        1994(1)      1993(1)
                         ---------        --------       ---------       --------     --------
                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                            RATIOS)
Statement of Operations
 Data:
  Total revenues........ $ 623,503        $468,065       $ 326,411       $243,607     $190,623
  Operating income
   (loss)...............  (115,792)(2)     (79,404)(3)    (127,377)(4)       (517)(5)    3,062(6)
  Net income (loss).....  (117,784)(2)     (64,922)(3)    (111,567)(4)     (1,562)(5)      126(6)
  Net income (loss) per
   share................ $   (1.90)(2)    $  (1.14)(3)   $   (2.50)(4)   $  (0.04)(5) $    -- (6)
  Shares used in per
   share calculation....    62,042          56,968          44,671         41,294       39,375
Other Operating Data:
  Ratio of Earnings to
   Fixed Charges(7).....       --  (2)(8)      -- (3)(8)       -- (4)(8)     7.49(5)     10.47(6)
                                       AS OF DECEMBER 31,
                         ---------------------------------------------------------------------
                           1997           1996(1)         1995(1)        1994(1)      1993(1)
                         ---------        --------       ---------       --------     --------
                                         (IN THOUSANDS)
Balance Sheet Data:
  Cash, cash equivalents
   and investments...... $ 261,288        $185,673       $ 136,737       $126,215     $ 71,148
  Working capital.......   288,349         217,157         127,990         90,500       43,672
  Total assets..........   834,177         618,572         452,267        273,333      176,064
  Long-term obligations
   and acquisition-
   related payables,
   less current portion.   285,144         118,305          11,389          9,080        3,465
  Total stockholders'
   equity............... $ 243,560        $295,760       $ 290,213       $160,126     $ 93,350

--------
(1) The selected consolidated financial data give retroactive effect to the acquisitions of Australian Technology Resources Pty Limited ("ATR") as of January 31, 1997 and I&S Informationstechnik and Services GmbH ("I&S") as of February 28, 1997, each of which has been accounted for as a pooling of interests for financial reporting purposes. As a result, the financial position and results of operations are presented as if the combining companies had been consolidated for all periods presented.
(2) Reflects a pre-tax charge for acquired in-process technology of $67,904,000 relating to the Company's acquisitions of GEJAC, Inc. ("GEJAC") and ProMetrics Group Limited ("ProMetrics"), the purchase of certain product technologies and other intangible assets from Intel and the purchase of certain other product technologies. Also reflects a pre-tax charge for merger costs of $8,927,000 relating to the Company's acquisitions of ATR, I&S and Vayda Consulting, Inc. ("Vayda") and a pre-tax charge of $57,319,000 for restructuring costs.
(3) Reflects a pre-tax charge for acquired in-process technology of $48,456,000 relating to the Company's acquisitions of Advanced Systems Technologies, Inc. ("AST"), Software Alternatives, Inc. (d/b/a System Software Alternatives) ("Software Alternatives"), Grateful Data, Inc. (d/b/a TransCentury Data Systems) ("Grateful Data") and VREAM, Inc. ("VREAM"); substantially all of the assets of the Access Manager business unit of the High Performance Systems division of International Computers Limited ("Access Manager"); and certain product technologies. Also reflects a pre-tax charge for merger costs of $5,782,000 relating primarily to the Company's acquisitions of Prodea Software Corporation ("Prodea"), Paradigm Systems Corporation ("Paradigm") and Axis Systems International, Inc. ("Axis").
(4) Reflects a pre-tax charge for acquired in-process technology of $88,493,000 relating primarily to the Company's acquisitions of Advanced Software Concepts, Inc. ("ASC"), SQL Software Corporation

   ("SQL"), RELTECH Group, Inc. ("Reltech"), Protellicess Software, Inc. ("Protellicess"), AIB Software Corporation ("AIB") and BMS Computer, Inc. ("BMS") and the net assets of ViaTech Development, Inc. ("ViaTech"), BrownStone Solutions, Inc. ("BrownStone") and ProtoSoft, Inc. ("ProtoSoft") and to certain product acquisitions. Also reflects a pre-tax charge for merger costs of $30,819,000 relating to the Company's acquisitions of Software Interfaces, Inc. ("SII"), Answer Systems, Inc. ("Answer"), Locus Computing Corporation ("Locus"), Altai, Inc. ("Altai"), Trinzic Corporation ("Trinzic") and Softool Corporation ("Softool").
(5) Reflects a pre-tax charge for acquired in-process technology of $24,594,000 relating primarily to the Company's acquisitions of Dimeric Development, Inc. ("Dimeric") and the net assets of Aston Brooke Software, Inc. ("Aston Brooke") and AutoSystems Corporation ("AutoSystems").
(6) Reflects a pre-tax charge for acquired in-process technology of $8,735,000 relating primarily to the Company's acquisition of Datura Corporation ("Datura") and a pre-tax charge of $4,659,000 relating to Trinzic and Locus restructuring costs.
(7) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (earnings before income taxes plus fixed charges less capitalized interest) by fixed charges (interest expense plus capitalized interest and the portion of rental expense which represents interest).
(8) Earnings available for fixed charges of $(89,933,000), $(72,342,000) and $(122,465,000) were inadequate to cover fixed charges of $9,130,000, $1,825,000 and $782,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion and analysis below contains certain forward-looking statements (as such term is defined in Section 21E of the Exchange Act) that are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "-- Special Note Regarding Forward-Looking Statements" on page 25 for a discussion of risks, uncertainties and other factors that could cause or contribute to such material differences.

GENERAL

  The Company develops, markets and supports software products, and provides related professional services, that help organizations manage and improve their IT infrastructures, which consist of data, systems and applications. The Company's products and services help IT infrastructure departments, primarily in large and data-intensive organizations, minimize risk, improve service levels and leverage information to make better business decisions. As an integral part of the Company's growth strategy, it has consummated a number of significant business combinations, including acquisitions of SII, Answer, Locus, Altai, Trinzic, Softool, Prodea, Paradigm, Axis, ATR and I&S, each of which has been accounted for using the pooling-of-interests method. As a result, the Company's consolidated financial statements are presented as if the Company and such acquired companies had been consolidated for all periods presented. Information regarding the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to these acquisitions. In addition, the Company has consummated a number of acquisitions accounted for as purchases, in which cases the acquired businesses have been included in the Company's results of operations beginning with the effective dates of the acquisitions.

RESULTS OF OPERATIONS

  The table below sets forth for the periods indicated: (1) line items from the Company's consolidated statements of operations expressed as a percentage of revenues, and (2) the percentage changes in these line items from the prior period.

                                          PERCENTAGE OF          YEAR-TO-YEAR
                                          TOTAL REVENUES       PERCENTAGE CHANGE
                                          ------------------   -----------------
                                           YEARS ENDED
                                           DECEMBER 31,          1997     1996
                                          ------------------   COMPARED COMPARED
                                          1997   1996   1995   TO 1996  TO 1995
                                          ----   ----   ----   -------- --------
Statement of Operations Data:
  Revenues:
    Software products....................  57%    52%    49%      46%      54%
    Maintenance..........................  20     22     23       22       34
    Professional services................  23     26     28       16       33
                                          ---    ---    ---
      Total revenues..................... 100    100    100       33       43
                                          ---    ---    ---
  Costs and expenses:
    Professional services................  20     25     28       10       26
    Product development and support......  30     33     29       21       65
    Sales and marketing..................  37     39     35       25       60
    General and administrative...........  10      9     11       58       15
    Restructuring charges................   9    --     --         *      --
    Merger costs.........................   2      1      9       54      (81)
    Acquired in-process technology.......  11     10     27       40      (45)
                                          ---    ---    ---
      Total costs and expenses........... 119    117    139       35       21
                                          ---    ---    ---
  Operating loss......................... (19)   (17)   (39)       *        *
  Other income, net......................   3      1      1      219       27
                                          ---    ---    ---
  Loss before income taxes............... (16)   (16)   (38)       *        *
  Income taxes...........................   3     (2)    (4)       *        *
                                          ---    ---    ---
  Net loss............................... (19)%  (14)%  (34)%      *%       *%
                                          ===    ===    ===

--------
  *Not meaningful.

 REVENUES

  The Company's revenues are derived from three sources: (1) license and upgrade fees for licensing the Company's proprietary and other parties' software products and providing additional processing capacity on already-licensed products, (2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and (3) revenues from the Company's professional services business. Total revenues for 1997 were $623,503,000, an increase of $155,438,000, or 33%, over 1996 total revenues of
$468,065,000. Total revenues in 1996 increased $141,654,000, or 43%, over 1995 revenues of $326,411,000.

  The Company has a diversified customer base, with no single customer representing greater than 10% of its total revenues generated in 1997, 1996 or 1995. The Company estimates that sales to repeat customers represented over 90% of its revenues generated in 1997.

  Revenues from domestic (U.S.) customers represented 71%, 70% and 68% of the Company's total revenues in 1997, 1996 and 1995, respectively. Domestic revenues are generated primarily by the Company's direct sales force (which visits customer sites to assist with trials, demonstrate product features and close sales transactions) and inside sales force (which predominantly supports the direct sales force by developing sales leads and arranging product evaluations), as well as a telemarketing organization. Since January 1, 1997, the Company has organized its domestic direct sales force by regions throughout the United States. The Company formerly combined the domestic and Canadian sales forces to represent the North American sales force. The Canadian sales team is now part of the Company's international sales force.

  Revenues from international customers, principally in Western Europe, represented 29%, 30% and 32% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company generates the majority of its international revenues through a network of wholly-owned subsidiaries, primarily utilizing a direct sales force. Over the past two years, the Company has invested significantly in the global marketplace, increasing its focus on international sales efforts and expanding its international operations.

  The table below sets forth, for the periods indicated, the Company's primary sources of revenues expressed as a percentage of total revenues.

                                             PERCENTAGE OF TOTAL REVENUES
                                             ---------------------------------
                                               YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                               1997        1996        1995
                                             ---------   ---------   ---------
Revenues:
 Software products:
  Licenses..................................        41%         39%         46%
  Upgrades..................................        16          13           3
                                             ---------   ---------   ---------
    Total software products.................        57          52          49
                                             ---------   ---------   ---------
 Maintenance................................        20          22          23
 Professional services......................        23          26          28
                                             ---------   ---------   ---------
    Total revenues..........................       100%        100%        100%
                                             =========   =========   =========

  Software Products. Software products revenues represented 57%, 52% and 49% of total revenues in 1997, 1996 and 1995, respectively. In 1997, software products revenues increased 46% to $357,223,000 from $243,938,000 in 1996, as a result of increases of 48%, 56%, 25% and 48%, respectively, experienced by the Company's database management, systems management, application infrastructure management, and data warehousing and decision support business units. From 1995 to 1996, software product revenues increased 54% from $158,597,000. The Company believes the growth in software products revenues over the past three years has resulted from the continued marketplace acceptance of the Company's products across all business units and the Company's aggressive expansion of its sales and marketing efforts. The Company has continuously increased its product offerings over the past three years, in part through the acquisitions of businesses and technologies, which also contributed to the growth in software products revenues. The substantial majority of the increases in software products revenues in 1997 and 1996 resulted from increases in the volume of sales of existing products. A smaller, but still significant, portion of the increases related to sales of newly introduced products, while only a small percentage was attributable to price increases. During 1996 and 1997, the Company expanded its customer base, increased sales of product bundles and integrated product suites, and executed increasingly larger sales transactions. Additionally, TransCentury, the Company's Year 2000 product suite, which was first introduced in the third quarter of 1996, contributed significantly to the growth in revenues of the data warehousing and decision support business unit during 1997. The Company's database management (principally products relating to IBM's DB2 relational database management software), systems management, application infrastructure management and data warehousing and decision support business units represented 40%, 30%, 10% and 20%, respectively, of total software products revenues in 1997; 40%, 29%, 11% and 20%, respectively, of total software products revenues in 1996; and 38%, 29%, 11% and 22%, respectively, of total software products revenues in 1995.

  Maintenance. Maintenance revenues in 1997 increased 22% over 1996 to $125,245,000, and 1996 maintenance revenues of $102,364,000 represented an increase of 34% over 1995 maintenance revenues of $76,498,000. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first-year maintenance fees bundled in certain software product sales. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increases during 1997 and 1996 were primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Because maintenance fees are implicit in certain new software product licenses, the increase in software licensing transactions also contributed to the increase in maintenance revenues. In 1997, the Company's database management, systems management, application infrastructure management, and data warehousing and decision support business units represented 45%, 23%, 13% and 19%, respectively, of total maintenance revenues.

  Professional Services. Professional services revenues are associated with the Company's consulting services business and educational programs. In 1997, professional services revenues increased 16% over 1996 to $141,035,000 from $121,763,000 in 1996. From 1995 to 1996, professional services revenues increased 33% from $91,316,000. The growth in professional services revenues during 1997 was primarily attributable to an increase in billable consultants, as well as a higher ratio of billable hours to total hours worked. To a much lesser extent, increases in rates charged per billable hour contributed to this growth. Additionally, the revenues generated by the Company's new specialty consulting services practices, established near the end of 1996, contributed to the increase in professional services revenues during 1997. The increase in professional services revenues during 1996 was primarily due to the addition of established consulting practices through various acquisitions, as well as the growth experienced within these acquired businesses.

 COSTS AND EXPENSES

  Total expenses for 1997 were $739,295,000, an increase of 35% over 1996 expenses of $547,469,000, which represented an increase of 21% over 1995 expenses of $453,788,000. Total expenses increased in 1997 due to greater variable expenses related to higher revenue results, as well as increased costs, including training and system-support expenses, associated with the integration of recently acquired companies. Additionally, a restructuring charge recorded in the second quarter of 1997 (as discussed below under "-- Restructuring Charges") contributed to the increase in total expenses. Excluding restructuring charges, merger costs, acquired in-process technology charges and the integration-related charges in 1997 discussed under "--General and Administrative" below, total expenses for 1997 were $591,632,000 an increase of $98,401,000, or 20%, compared to $493,231,000 for 1996. Total expenses, excluding merger costs and acquired in-process technology charges, increased 47% in 1996 as compared to $334,476,000 in 1995. Total expenses, excluding restructuring charges (in 1997 only), merger costs, acquired in-process technology charges and the integration-related charges, represented 95%, 105% and 102% of total revenues for 1997, 1996 and 1995, respectively. As a percentage of total revenues, total expenses, excluding restructuring charges, merger costs, acquired in-process technology charges and the integration-related charges, decreased in 1997, as compared to 1996, primarily due to overall cost containment efforts and the savings realized from the restructuring plan.

  During 1996 and 1995, the Company incurred significant costs in supporting its development laboratories and in building the infrastructure to support the significantly larger combined company that resulted from the Company's acquisitions in those years. These costs were primarily associated with the expansion of the inside and outside sales forces, hiring of product developers and support technicians plus key management personnel, training all personnel in IT infrastructure systems issues and new products, providing additional financial and technical support to the international subsidiaries established in those years, translating product materials into numerous foreign languages, and augmenting internal support systems. Greater commission and bonus expenses associated with the increase in revenues during 1996, as compared to 1995, also contributed to the increase in total expenses in 1996.

  Professional Services. Costs of professional services increased to $127,499,000 in 1997, from $116,133,000 in 1996 and $92,374,000 in 1995. The increases in these expenses during 1997 and 1996 were related to salaries and other direct employment expenses resulting from the Company's continued hiring to support this business, as well as the costs incurred to integrate the numerous consulting practices acquired over the past three years. Greater commission and bonus expenses associated with higher professional services revenues in each year also contributed to the increases. Costs of professional services represented 90%, 95% and 101% of professional services revenues in 1997, 1996 and 1995, respectively. During 1997, as part of the Company's overall restructuring plan, the Company realigned its professional services business through the consolidation of redundant functions. The savings realized from the restructuring plan, as well as the increased productivity of the consulting staff, contributed to the decrease in professional services expenses as a percentage of professional services revenues in 1997.

  Product Development and Support. Product development and support expenses increased to $187,383,000 in 1997, from $155,277,000 in 1996 and $94,027,000 in
1995. The increases in these expenses in 1997 and 1996 were primarily attributable to an increase in the number of product development and support personnel, from approximately 1,215 at December 31, 1995 to approximately 1,400 at December 31, 1996 and approximately 1,625 at December 31, 1997, and to other higher employee-related expenses associated with expanded product offerings in each year, as well as continued product integration and internationalization efforts in 1997 and, to a lesser extent, 1996; increased allocated charges for office space and overhead; an increase in information technology costs to support the expanded development efforts and product offerings; higher bonuses and royalty expenses related to greater revenues; and higher travel expenses in 1997 and 1996 associated with the Company's product integration efforts and expanded product offerings. Product development and support expenses represented 30%, 33% and 29%, of total revenues in 1997, 1996 and 1995, respectively. During 1997, the Company began consolidating certain product development and support efforts to coincide with its product integration focus. As a result of these consolidation efforts, the Company reduced product development and support expenses as a percentage of total revenues during 1997.

  In 1997, 1996 and 1995, the Company capitalized $41,143,000, $27,246,000 and
$13,591,000, respectively, of internal software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Product development and support expenses plus capitalized internal software development costs, net of related amortization expense, were $228,526,000 in 1997, $182,523,000 in 1996 and $107,618,000 in 1995, which amounted to 47%, 53% and 46%, respectively, of software product and maintenance revenues for these years.

  Sales and Marketing. Sales and marketing expenses increased to $228,387,000 in 1997, from $182,597,000 in 1996 and $113,978,000 in 1995. The increase in sales and marketing expenses during 1997 was primarily attributable to the significant expansion of the domestic and international outside sales force and higher commission expenses relating to the increase in software products revenues. During 1996, as compared to 1995, the Company incurred higher commission expenses associated with the increase in software products revenues and greater marketing costs associated with the Company's expanded product line. Sales and marketing expenses represented 37%, 39% and 35% of total revenues in 1997, 1996 and 1995, respectively. During the second quarter of 1997, the Company realigned its inside sales force to be more compatible with its strategy of providing complete IT infrastructure solutions and to correspond with the restructuring plan. This realignment resulted in a significant reduction in the inside sales force. The Company also consolidated certain remote sales facilities. Consequently, sales and marketing expenses as a percentage of total revenues decreased during 1997. The increase in sales and marketing expenses as a percentage of total revenues in 1996, as compared to 1995, was primarily attributable to costs associated with the significant expansion of the domestic and international outside and inside sales forces and the telemarketing organization.

  General and Administrative. General and administrative expenses increased to $61,876,000 in 1997, from $39,224,000 in 1996 and $34,097,000 in 1995. General and administrative expenses represented 10%, 9% and 11% of total revenues in 1997, 1996 and 1995, respectively. The increase in general and administrative expenses during 1997 was primarily due to total charges of $13,513,000 recorded during the second quarter of 1997 for write-offs of certain assets, as well as severance and other employee-related expenses, related to the integration procedures discussed below. In conjunction with the restructuring plan executed during the second quarter of 1997, the Company performed additional integration procedures related to past acquisition activity. The Company evaluated the fair value of assets recorded through prior acquisitions and identified certain trade receivables, prepaid expenses and intangible assets that had no future value. The respective balances of these assets were written-off during the second quarter of 1997. Additionally, the Company expensed severance and other employee benefits, including guaranteed bonuses, for certain employees of acquired companies who were terminated as a result of the integration efforts, but not specifically as part of the restructuring plan. The increase in general and administrative expenses in 1997 was also attributable to the costs associated with integrating recently acquired businesses and maintaining the infrastructure to support the restructured company, including administrative system upgrade expenses and associated consulting fees, as well as the amortization of intangible assets relating to the Company's convertible debt offerings (see "--Liquidity and Capital Resources"). Total general and administrative expenses in 1997, excluding the charges related to the integration efforts, were $48,363,000, representing 8% of total revenues. The Company believes the decrease in general and administrative expenses as a percentage of total revenues, excluding the integration charges, was the result of the Company's overall cost containment efforts, as well as the savings realized by the restructuring plan.

  The increase in general and administrative expenses in 1996 was primarily related to salaries and other direct employment expenses attributable to an expanded administrative staff both in the U.S. and in international subsidiaries, amortization of excess of cost over net assets acquired related to the Company's acquisitions accounted for as purchases, and increased professional fees. During 1996, a concerted effort to consolidate redundant administrative functions at the Company's various domestic locations resulted in a reduction in these expenses as a percentage of total revenues.

  Restructuring Charges. During the second quarter of 1997, the Company executed a restructuring plan to consolidate its sales, marketing, business development and product development operations to achieve cost efficiencies through the elimination of redundant functions. These redundancies resulted primarily from businesses acquired over the last three years. The Company also realigned its business units and inside sales force to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As part of the plan, the Company reduced its worldwide work force by approximately 10%, eliminating approximately 400 positions, primarily in the areas of product development and support, marketing and inside sales and, to a lesser extent, professional services and administration.

  The Company recorded a one-time charge of $57,319,000 during the second quarter of 1997 related to the restructuring plan. The restructuring charge included the following expenses: $24,032,000 for facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; $3,510,000 for write-offs of excess equipment, furniture and fixtures; $19,413,000 for write-offs of capitalized software costs and other intangible assets related to the termination of development efforts for certain discontinued products, as well as penalties for the cancellation of distributorship agreements for such products; and $10,364,000 for severance and other employee-related costs of the terminated staff. Of the $57,319,000 restructuring charge, the Company paid out approximately $15,322,000 and wrote off $19,687,000 of non-cash charges during 1997. Consequently, the Company had $22,310,000 of accrued restructuring costs recorded as of December 31, 1997. The Company anticipates that approximately $6,300,000 of these costs will be paid out during 1998. The Company estimates that annual restructuring payments will be approximately $3,300,000 to $4,000,000 for the years 1999 through 2002 and that the remaining approximately $1,300,000 of cash disbursements related to the restructuring plan will be paid out in 2003.

  The Company currently expects to realize a reduction in annual operating expenses of approximately $40,000,000 in 1998 and subsequent years as a result of the restructuring, without an adverse impact on revenues. However, there can be no assurance as to the ultimate effects of the restructuring on the Company's operating results.

  Merger Costs. Merger costs were $8,927,000, $5,782,000 and $30,819,000 in
1997, 1996 and 1995, respectively. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company from time to time engages in, and is currently engaged in, discussions relating to acquisitions that may be material in size and/or scope and may involve issuances by the Company of a significant number of shares of Common Stock. The Company continues to pursue merger and acquisition opportunities, because it believes that acquisitions are an essential part of the Company's strategy to compete effectively in its rapidly evolving marketplace. The Company expects to incur merger costs in connection with future acquisitions accounted for as poolings of interests. These costs will be expensed in the periods in which the transactions are consummated. See "-- Recent Developments" for a description of certain pending acquisitions.

  Acquired In-Process Technology. Acquired in-process technology charges were $67,904,000, $48,456,000 and $88,493,000 in 1997, 1996 and 1995, respectively.
Acquired in-process technology charges relate to acquisitions of software companies and product technologies accounted for under the purchase method. In these cases, portions of the purchase prices were allocated to acquired in-process technology.

  Prior to completing these acquisitions, the Company conducted reviews in order to determine the fair market value of the organizations and technologies to be acquired. These reviews consisted of an evaluation of existing products, research and development in process (projects that had not reached technological feasibility and had no alternative future use), customers, financial position and other matters. The acquired in-process research and development represents unique and emerging technologies, the application of which is limited to the Company's IT infrastructure strategy. Accordingly, these acquired technologies have no alternative future use. The Company believes it has budgeted adequate research and development resources to complete the contemplated projects over time periods generally ranging from six to 18 months from the dates of acquisition.

  The Company has already devoted substantial resources to the development of products from research and development purchased in 1997. The Company estimates that up to an additional 12 months and approximately $9,000,000 in cash expenditures will be required to develop commercially viable products from this acquired research and development. With respect to research and development acquired prior to 1997, the Company has either completed the development of commercially viable products or discontinued the product development efforts.

  The Company expects to continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated.

 OPERATING LOSS

  For the reasons discussed above, the Company incurred an operating loss of $115,792,000 in 1997, as compared to an operating loss of $79,404,000 in 1996 and an operating loss of $127,377,000 in 1995. The Company had operating margins of (19)%, (17)% and (39)% in 1997, 1996 and 1995, respectively. The significant restructuring charges, merger costs, acquired in-process technology charges and integration-related charges incurred in these years contributed significantly to the operating losses and negative operating margins experienced by the Company. Excluding restructuring charges, merger costs, acquired in-process technology charges and the integration-related charges in 1997 discussed under "--General and Administrative" below, the Company would have reported operating income of $31,871,000 in 1997, an operating loss of $25,166,000 in 1996 and an operating loss of $8,065,000 in 1995. Excluding such charges, the Company would have reported operating margins of 5%, (5)% and (2)% in 1997, 1996 and 1995, respectively. During 1997, the Company improved its operating margin, excluding restructuring charges, merger costs, acquired in-process technology charges and the integration-related charges, through cost containment efforts and the savings realized from the restructuring plan. The Company's operating margin, excluding merger costs and acquired in-process technology charges, decreased in 1996, as compared to 1995, due primarily to the significant costs incurred to integrate the numerous acquisitions consummated during 1996 and 1995. Because acquisitions remain an important part of the Company's growth strategy, the Company expects to continue to incur acquisition-related charges, as well as expenses related to the integration of acquired businesses, which could materially adversely affect operating results in the periods in which such acquisitions are consummated and in subsequent periods.

 OTHER INCOME

  Other income was $16,729,000 in 1997 as compared to $5,237,000 in 1996 and $4,130,000 in 1995. The increase in other income in 1997, as compared to 1996, was primarily attributable to unrealized holding gains that resulted from the reclassification of certain available-for-sale securities into the trading classification; unrealized holding gains on trading securities, the market values of which increased during 1997; and realized gains on the sales of investment securities. The increase in other income during 1996, as compared to 1995, was primarily attributable to realized gains on the sales of investment securities and unrealized holding gains on trading securities. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to, or deductions from, other income until the securities are sold. The increase in other income during 1997, as compared to 1996, was partially offset by interest expense on the Company's convertible subordinated notes issued in November 1996 and December 1997. To a lesser extent, the interest expense on the convertible subordinated notes issued in November 1996 reduced the increase in other income in 1996, as compared to 1995. See "--Liquidity and Capital Resources."

 INCOME TAXES

  The Company recognized income tax expense of $18,721,000 in 1997, and income tax benefits of $9,245,000 in 1996 and $11,680,000 in 1995. The income tax expense recorded in 1997 included an amount of $13,651,000 based on the Company's 28% effective tax rate, plus an additional $5,070,000 recorded in the second quarter of 1997 to reduce the Company's deferred tax asset balance. The Company reduced its deferred tax asset balance so that it would reflect an asset amount that will, more likely than not, be realized in future periods.

  The Company has available approximately $294,715,000 of net operating loss carryforwards and $14,000,000 of tax credit carryforwards, which are available to reduce future Federal income taxes, if any, through the year 2012. Some of the Company's tax carryforwards are subject to limitations as to the amounts that may be used in any particular future year.

 NET LOSS

  For the reasons discussed above, the Company incurred a net loss of $117,784,000 in 1997, as compared to $64,922,000 in 1996 and $111,567,000 in
1995. The significant restructuring charges, merger costs and acquired in-process technology charges incurred in these years contributed significantly to the net losses experienced by the Company. See "--Operating Loss" above.

RECENT DEVELOPMENTS

  On January 2, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire Learmonth and Burchett Management Systems PLC ("LBMS"), a leading provider of process management solutions. Under the terms of this acquisition, LBMS will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 2,745,000 shares of Common Stock for all of the outstanding common shares of LBMS and has offered to exchange options to purchase approximately 468,000 shares of Common Stock for the outstanding LBMS options. This acquisition, which is expected to be consummated in the second quarter of 1998, is subject to the sanction of the English High Court, the approval of the shareholders of LBMS and customary legal and regulatory conditions.

  On February 18, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire Mastering, Inc. ("Mastering"), a leading provider of information technology training. Under the terms of this acquisition, Mastering will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 6,165,000 shares of Common Stock for all of the outstanding common shares of Mastering and to assume stock options which will convert into options to purchase approximately 2,143,000 shares of Common Stock. This acquisition, which is expected to be consummated in the second quarter of 1998, is subject to the filing of a registration statement with the Securities and Exchange Commission, the approval of the stockholders of Mastering and customary legal and regulatory conditions.

  On March 14, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire Logic Works, Inc. ("Logic"), a leading provider of data modeling tools. Under the terms of this acquisition, Logic will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 7,240,095 shares of Common Stock for all of the outstanding common stock of Logic and to assume stock options which will convert into options to purchase approximately 1,325,716 shares of Common Stock. This acquisition, which is expected to be consummated in mid-1998, is subject to the filing of a registration statement with the Securities and Exchange Commission, the approval of the stockholders of Logic and customary legal and regulatory conditions.

  The acquisitions of LBMS, Mastering and Logic are expected to be accounted for as poolings of interests. Costs incurred in connection with these transactions will be expensed in the periods in which the acquisitions are consummated.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and investments were $261,288,000 and $185,673,000 as of December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, cash and cash equivalents increased $37,355,000, from $140,783,000 at the beginning of the year to $178,138,000 at the end of the year. This increase was attributable primarily to net proceeds of $144,967,000 from the sale of $150,000,000 principal amount of 6.25% convertible subordinated notes due 2002 (the "1997 Notes") and net cash provided by operating activities of $32,586,000. The positive cash flow from operating activities was reduced by an increase in trade and installment receivables, net of proceeds from the sale of installment receivables. Previously, the Company reported trade and installment receivables on a gross basis and the sale of installment receivables as a financing activity. Of the $191,266,000 of cash provided by financing and operating activities, $153,911,000 was used in investing activities. The principal components of investing activities were purchases of marketable securities and the investment of resources in purchased and developed software. For 1996, cash and cash equivalents increased from $115,809,000 at the beginning of the year to $140,783,000 at the end of the year, with the primary sources of cash being sales of installment receivables and the net proceeds from the sale of $115,000,000 principal amount of 6.75% convertible subordinated notes due 2001 (the "1996 Notes"). For 1995, cash and cash equivalents increased from $80,110,000 at the beginning of the year to $115,809,000 at the end of the year, with the principal source of cash being the net proceeds from a public offering of Common Stock.

  In recent years, the Company's sources of liquidity have primarily been funds from capital markets and sales of installment receivables. The Company believes the funding available to it from these sources, as well as cash flows from operations, will be sufficient to satisfy its working capital and debt service requirements for the foreseeable future. The Company's capital requirements are primarily dependent on management's business plans regarding the levels and timing of investments in existing and newly acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the conditions of financial markets.

  The Company had trade and installment accounts receivable, net of allowances, of $264,686,000 and $200,399,000 as of December 31, 1997 and 1996,
respectively. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

  The Company sells a significant portion of its installment receivables to third parties. Installment receivables represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over three to five years, with interest payable on the license and upgrade portions only. Over the past two years, the Company executed an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements, primarily attributable to sales of product bundles and integrated product suites. Consequently, the Company's volume of installment receivable sales increased significantly over the past two years. However, the Company expects to reduce the volume of installment receivable sales, as a percentage of total revenues, in 1998 as compared to 1997.

  The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of an amount representing the interest to be earned by the finance company. The finance company collects customer remittances over the term of the agreement. Proceeds from the sale of receivables were $206,916,000, $129,328,000 and $2,903,000 for the years ended
December 31, 1997, 1996 and 1995, respectively. Accounts receivable sold with recourse were $19,373,000 and $2,993,000 for the years ended December 31, 1996 and 1995, respectively, and as of December 31, 1996 and 1995, potential obligations for accounts receivable sold with recourse were $16,817,000 and $5,177,000, respectively. There were no accounts receivable sold with recourse for the year ended December 31, 1997, and as of December 31, 1997, there were no remaining potential recourse obligations for accounts receivable sold with recourse. The Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Under the terms of that agreement, potential recourse obligations at December 31, 1997 and 1996 were $14,600,000 and $9,300,000, respectively. There were no potential recourse obligations in the form of a loss pool as of December 31, 1995. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and determined the potential liability to be minimal.

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

  The Company had long-term acquisition-related payables of $18,320,000 and $2,502,000 and other long-term obligations of $266,824,000 and $115,803,000 as of December 31, 1997 and 1996, respectively. The significant increase in long-term obligations from December 31, 1996 to December 31, 1997 was attributable to the 1997 Notes issued by the Company in December 1997. The 1997 Notes bear interest at 6.25% annually and mature on December 15, 2002. The holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The Company received proceeds, net of issuance costs, of $144,967,000 from the offering of the 1997 Notes. The Company completed an offering of convertible subordinated notes due November 15, 2001 in November 1996 (the "1996 Notes"). The 1996 Notes bear interest at 6.75% annually and the holders of the 1996 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The Company received proceeds, net of issuance costs, of $110,783,000 from the offering of the 1996 Notes. The Company currently has total debt service obligations of approximately $35,000,000 for 1998, consisting primarily of obligations to pay interest on the 1996 Notes and the 1997 Notes, as well as acquisition-related payables. Based on current outstanding indebtedness, the Company estimates its debt service requirements to be approximately $36,000,000, $18,000,000, $132,000,000 and $160,000,000 for 1999, 2000, 2001 and 2002, respectively, which amounts include the outstanding principal balance of the 1996 Notes in 2001 and the outstanding principal balance of the 1997 Notes in 2002.

  The Company currently has an unsecured bank line of credit of $55,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of March 10, 1998, the

Company had no outstanding borrowings under this line of credit, but had aggregate letters of credit outstanding for approximately $2,598,000, with expiration dates ranging from April 1998 to May 1999. These letters of credit reduce the available line of credit balance. Under this credit agreement, the Company has agreed: (i) to maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0; (ii) to maintain a tangible net worth of not less than $100,000,000; and (iii) not to permit its ratio of total liabilities to tangible net worth to at any time exceed 1.0 to 1.0.

FOREIGN CURRENCY EXCHANGE RATES

  To date, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations or liquidity. However, the Company closely monitors its foreign operations and net asset position to ascertain the need for hedging foreign currency exchange risk. Since 1997, the only exposure related to foreign currency exchange for which the Company has considered hedging appropriate has been related to short-term intercompany balances. These non-functional currency balances are hedged by purchases and sales of forward exchange contracts to reduce this exchange rate exposure. At December 31, 1997, the Company held an aggregate of approximately $26,800,000 in notional amount of forward exchange contracts. As the Company's operations expand in international regions outside Western Europe, where the Company's international operations are currently concentrated, the Company may increasingly hedge foreign currency exchange risk.

YEAR 2000 CONSIDERATIONS

  During 1997, the Company substantially completed the implementation of an enterprise-wide financial accounting system which is Year 2000 compliant. Further, the Company has evaluated its internal software and computer systems and believes its potential liability relating to the Year 2000 problem is minimal.

  The Company believes that certain of its customers may allocate a substantial portion of their 1998 and 1999 IT budgets to products and services addressing the Year 2000 problem. The Company is unable to determine whether this trend will negatively impact sales of its traditional product offerings, but believes that it may lead to increased sales of its Year 2000 products and services. The Company believes that, in 1997, sales of its Year 2000 products and services were favorably affected by this trend. All of the Company's current software product offerings are Year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Company is required to adopt SFAS No. 130 for periods beginning after December 15, 1997. This statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. The standard requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The standard is not expected to have a material impact on the Company's current presentation of income.

  In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is required to adopt the disclosures of SFAS No. 131 beginning with its December 31, 1998 annual financial statements. This statement establishes standards for the way companies are to report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact of this standard on its financial statements.

  In November 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Company is required to adopt SOP 97-2 on January 1, 1998. SOP 97-2 is intended to reduce diversity in current revenue recognition practices within the software industry. The Company is currently evaluating the effects of SOP 97-2 on its operations.

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

  The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest total revenues and operating income in a given year. For example, 34% and 32% of the Company's total revenues in 1997 and 1996, respectively, were generated in the fourth quarter. Further, revenues for the fourth quarter of 1996 were higher than revenues for the first quarter of 1997. The Company believes the seasonality of its revenue results primarily from the budgeting cycles of its software product customers and the structure of the Company's sales commission and bonus programs. In addition, the Company's software products revenues may vary significantly from quarter to quarter depending upon other factors, such as the timing of new product announcements and releases by the Company and its competitors. The Company operates with relatively little backlog, and substantially all of its software products revenues in each quarter result from sales made in that quarter.

                                           1997
                            -----------------------------------------------
                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER
                            --------     --------     --------     --------
                              (IN THOUSANDS, EXCEPT PER SHARE
                                         AMOUNTS)
                                        (UNAUDITED)
Total revenues............. $115,623     $136,438     $160,201     $211,241
Operating income (loss)....  (33,086)(1)  (77,336)(2)   10,553      (15,923)(3)
Net income (loss)..........  (25,269)(1)  (78,933)(2)   10,160      (23,742)(3)
Net income (loss) per
 share..................... $  (0.41)(1) $  (1.28)(2) $   0.16     $  (0.37)(3)
Shares used in computing
 net income (loss) per
 share.....................   60,947       61,477       65,328       63,615
                                           1996
                            -----------------------------------------------
                             FIRST        SECOND       THIRD        FOURTH
                            QUARTER      QUARTER      QUARTER      QUARTER
                            --------     --------     --------     --------
                              (IN THOUSANDS, EXCEPT PER SHARE
                                         AMOUNTS)
                                        (UNAUDITED)
Total revenues, as
 previously reported(4).... $ 82,471     $100,485     $113,430     $142,804
Adjustments(5).............    6,588        6,712        6,884        8,691
  Total revenues...........   89,059      107,197      120,314      151,495
Operating loss, as
 previously reported(4)....  (32,374)(6)  (10,072)     (10,636)(7)  (29,411)(8)
Adjustments(5).............      293          271          209        2,316
  Operating loss...........  (32,081)(6)   (9,801)     (10,427)(7)  (27,095)(8)
Net loss, as previously
 reported(4)...............  (24,504)(6)   (5,791)      (7,693)(7)  (29,974)(8)
Adjustments(5).............      283          235          208        2,314
  Net loss.................  (24,221)(6)   (5,556)      (7,485)(7)  (27,660)(8)
Net loss per share, as
 previously reported(4).... $  (0.45)(6) $  (0.10)    $  (0.14)(7) $  (0.53)(8)
  Net loss per share.......    (0.43)(6)    (0.10)       (0.13)(7)    (0.48)(8)
Shares used in computing
 net loss per share, as
 previously reported.......   54,915       55,214       55,678       56,419
  Shares used in computing
   net loss per share......   56,341       56,625       57,070       57,823

--------
(1) Reflects a pre-tax charge for acquired in-process technology of $10,417,000 relating to the Company's acquisition of GEJAC and the purchase of certain product technologies. Also reflects a pre-tax charge for merger costs of $3,706,000 relating to the Company's acquisitions of ATR and I&S.
(2) Reflects a pre-tax charge for acquired in-process technology of $6,747,000 relating to the Company's acquisition of certain product technologies. Also reflects a pre-tax charge of $57,319,000 for restructuring costs.

(3) Reflects a pre-tax charge for acquired in-process technology of $50,740,000 relating to the Company's acquisition of ProMetrics, the purchase of certain product technologies and other intangible assets from Intel and the purchase of certain other product technologies. Also reflects a pre-tax charge for merger costs of $5,221,000 relating primarily to the Company's acquisition of Vayda.
(4) As reported under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Comparisons" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(5) Adjustments reflect the effects of the acquisitions of ATR and I&S, each of which has been accounted for using the pooling-of-interests method. See
    Note 2 of the notes to the Company's consolidated financial statements included elsewhere herein for a more detailed discussion of these transactions.
(6) Reflects a pre-tax charge for acquired in-process technology of $7,005,000 relating to the Company's acquisition of AST and the purchase of certain product technologies. Also reflects a pre-tax charge for merger costs of $5,782,000 relating primarily to the Company's acquisitions of Prodea, Paradigm and Axis.
(7) Reflects a pre-tax charge for acquired in-process technology of $4,090,000 relating to the Company's acquisitions of Software Alternatives and Grateful Data.
(8) Reflects a pre-tax charge for acquired in-process technology of $37,361,000 relating to the Company's acquisitions of VREAM and substantially all of the assets of Access Manager.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Exchange Act) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to develop and market existing and acquired products for the IT infrastructure market; the Company's ability to successfully integrate its acquired products, services and businesses and continue its acquisition strategy; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the IT infrastructure and professional services markets; currency exchange rate fluctuations, collection of receivables, compliance with foreign laws and other risks inherent in conducting international business; risks associated with conducting a consulting services business; general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services; charges and costs related to acquisitions; and the Company's ability to protect its proprietary software rights from infringement or misappropriation, to maintain or enhance its relationships with relational database vendors, and to attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of KPMG Peat Marwick LLP, appearing on pages F-1 through F-26 of this Form 10-K, and in
Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Comparisons."

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information in response to this item is incorporated by reference from the section of the 1998 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information in response to this item is incorporated by reference from the sections of the 1998 Proxy Statement captioned "EXECUTIVE COMPENSATION-- COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "CERTAIN TRANSACTIONS."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) 1. The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-26 of this Form 10-K:

    Consolidated Balance Sheets as of December 31, 1997 and 1996

    Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

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

  3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                           DESCRIPTION
  -------                         -----------
   3.1     Restated Certificate of Incorporation of the Company, as
           amended, incorporated by reference to Exhibit 3.1(d) to
           the Company's Registration Statement on Form S-1, Regis-
           tration No. 333-07783.
   3.2     Bylaws of the Company, incorporated by reference to Ex-
           hibit 3.2 to the Company's Registration Statement on Form
           S-1, Registration No. 33-39233 (the "IPO S-1 Registration
           Statement").
   4.1     Specimen stock certificate representing Common Stock, in-
           corporated by reference to Exhibit 4.1 to the IPO S-1
           Registration Statement.
   4.2     Rights Agreement dated as of December 21, 1995 between
           the Company and Harris Trust and Savings Bank, incorpo-
           rated by reference to Exhibit 1 to the Company's Regis-
           tration Statement on Form 8-A, filed December 26, 1995
           (the "1995 8-A").
   4.3     Certificate of Designations of the Class II Series A Ju-
           nior Participating Preferred Stock, incorporated by ref-
           erence to Exhibit 4.3 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1995 (the "1995
           10-K").
   4.4     Indenture between the Company and American National Bank
           and Trust Company, as Trustee, dated as of November 18,
           1996.
   4.5     Form of Note for the Company's convertible subordinated
           notes due 2001 (included in Exhibit 4.4).
   4.6     Indenture between the Company and American National Bank
           and Trust Company, as Trustee, dated as of December 15,
           1997.
   4.7     Form of Note for the Company's convertible subordinated
           notes due 2002 (included in Exhibit 4.6).
  10.1     1989 Stock Option Plan, incorporated by reference to Ex-
           hibit 10.1 to the IPO S-1 Registration Statement.*
  10.2     Forms of Stock Option Agreements, incorporated by refer-
           ence to Exhibit 10.2 to the IPO S-1 Registration State-
           ment.*
  10.3     Chief Executive Stock Option Plan, incorporated by refer-
           ence to Exhibit 10.3 to the IPO S-1 Registration State-
           ment.*
  10.4     Chief Executive Stock Option Agreement, incorporated by
           reference to Exhibit 10.4 to the IPO S-1 Registration
           Statement.*
  10.5     1991 Stock Option Plan, incorporated by reference to Ex-
           hibit 10.5 to the IPO S-1 Registration Statement.*
  10.6     Amended and Restated Employment Agreement between Andrew
           J. Filipowski and the Company, dated as of January 1,
           1996.*
  10.7     Amended and Restated Employment Agreement between Michael
           P. Cullinane and the Company, dated as of January 1,
           1996.*
  10.8     Amended and Restated Employment Agreement between Paul L.
           Humenansky and the Company, dated as of October 28,
           1997.*

  EXHIBIT
    NO.                           DESCRIPTION
  -------                         -----------
  10.9     Form of Indemnification Agreement between the Company and
           each of Andrew J. Filipowski, Michael P. Cullinane, Paul
           L. Humenansky, Casey G. Cowell, James E. Cowie, Steven D.
           Devick and Gian Fulgoni, incorporated by reference to Ex-
           hibit 10.10 to the IPO S-1 Registration Statement.*
 10.10     Forms of Affiliate Agreements, incorporated by reference
           to Exhibit 10.11 to the IPO S-1 Registration Statement.
 10.11     Form of Master Product License Agreement, incorporated by
           reference to Exhibit 10.11 to the 1995 10-K.
 10.12     Office Lease, dated May 6, 1992, between the Company and
           LaSalle National Trust N.A. as Trustee (the "Oakbrook
           Terrace Lease"), incorporated by reference to Exhibit
           10.20 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1992.
 10.13     PLATINUM technology, inc. 1993 Directors' Stock Option
           Plan, incorporated by reference to Exhibit 10.18 to the
           Company's Quarterly Report on Form 10-Q for the quarter
           ended June 30, 1994 (the "June 1994 10-Q").*
 10.14     PLATINUM technology, inc. 1994 Stock Incentive Plan, in-
           corporated by reference to Exhibit 10.19 to the June 1994
           10-Q.*
 10.15     Amendments to the PLATINUM technology, inc. 1994 Stock
           Incentive Plan, incorporated by reference to Exhibit 4.3
           to the Company's Registration Statement on Form S-8, Reg-
           istration No. 33-85798 (the "1994 S-8").*
 10.16     Form of Option Agreement under the PLATINUM technology,
           inc. 1993 Director's Stock Option Plan, incorporated by
           reference to Exhibit 4.4 to the 1994 S-8.*
 10.17     Form of Option Agreement under the PLATINUM technology,
           inc. 1994 Stock Incentive Plan, incorporated by reference
           to Exhibit 4.5 to the 1994 S-8.*
 10.18     Amendment Number One, dated as of May 3, 1993, to the
           Oakbrook Terrace Lease, incorporated by reference to Ex-
           hibit 10.19 to the 1994 10-K.
 10.19     Amendment Number Two, dated as of October 26, 1993, to
           the Oakbrook Terrace Lease, incorporated by reference to
           Exhibit 10.20 to the 1994 10-K.
 10.20     Amendment Number Three, dated as of December 22, 1994, to
           the Oakbrook Terrace Lease, incorporated by reference to
           Exhibit 10.21 to the 1994 10-K.
 10.21     Office Lease, dated August 8, 1994, between the Company
           and L.J. Sheridan & Co. as court appointed receiver, in-
           corporated by reference to Exhibit 10.22 to the 1994 10-
           K.
 10.22     PLATINUM technology, inc. Employee Incentive Compensation
           Plan, incorporated by reference to Exhibit 10.23 to the
           Company's Registration Statement on Form S-4, Registra-
           tion No. 33-94410 (the "1995 S-4").*
 10.23     Lease Agreement, dated as of March 30, 1995, between the
           Company and Lisle Property Venture, Inc. (the "March 1995
           Lisle Lease"), incorporated by reference to Exhibit 10.24
           to the 1995 S-4.
 10.24     First Amendment, dated as of September 15, 1995, to the
           March 1995 Lisle Lease, incorporated by reference to Ex-
           hibit 10.25 to the 1995 10-K.
 10.25     Second Amendment, dated as of September 15, 1995, to the
           March 1995 Lisle Lease, incorporated by reference to Ex-
           hibit 10.26 to the 1995 10-K.
 10.26     Third Amendment, dated as of January 3, 1996, to the
           March 1995 Lisle Lease, incorporated by reference to Ex-
           hibit 10.27 to the 1995 10-K.

  EXHIBIT
    NO.                           DESCRIPTION
  -------                         -----------
 10.27     Lease Agreement, dated as of October 31, 1995, between
           Lisle Property Venture, Inc. and the Company (the "Octo-
           ber 1995 Lisle Lease"), incorporated by reference to Ex-
           hibit 10.28 to the 1995 10-K.
 10.28     Amendment Number Four, dated as of March 9, 1995, to the
           Oakbrook Terrace Lease, incorporated by reference to Ex-
           hibit 10.29 to the 1995 10-K.
 10.29     Loan Agreement, dated as of December 31, 1995, between
           the Company and American National Bank and Trust Company
           of Chicago (the "Loan Agreement"), incorporated by refer-
           ence to Exhibit 10.30 to the 1995 10-K.
 10.30     First Amendment, dated as of December 31, 1996, to the
           Loan Agreement, incorporated by reference to Exhibit
           10.30 to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1996 (the "1996 10-K").
 10.31     First Amendment, dated as of May 23, 1996, to the October
           31, 1995 Lisle Lease, incorporated by reference to Ex-
           hibit 10.31 to the 1996 10-K.
 10.32     Second Amendment, dated as of May 24, 1996, to the Octo-
           ber 31, 1995 Lisle Lease, incorporated by reference to
           Exhibit 10.32 to the 1996 10-K.
 10.33     Lease Agreement, dated as of July 17, 1996, between the
           Company and Oakbrook Tower Limited Partnership, incorpo-
           rated by reference to Exhibit 10.33 to the 1996 10-K.
 10.34     PLATINUM technology, inc. 1996 Stock Purchase Plan, in-
           corporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-8, Registration No. 333-
           03284 (the "April 1996 S-8").*
 10.35     PLATINUM technology, inc. Amended and Restated 1993 Di-
           rectors' Stock Option Plan, incorporated by reference to
           Exhibit 4.2 to the April 1996 S-8.*
 10.36     Amendment to the PLATINUM technology, inc. 1994 Stock In-
           centive Plan, incorporated by reference to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June
           30, 1996 (the "June 1996 10-Q").*
 10.37     First Amendment to the PLATINUM technology, inc. Employee
           Incentive Compensation Plan, incorporated by reference to
           the June 1996 10-Q.*
 10.38     Second Amendment to the PLATINUM technology, inc. Em-
           ployee Incentive Compensation Plan, incorporated by ref-
           erence to Exhibit 10.1 to the Company's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1997 (the
           "June 1997 10-Q").*
 10.39     Amendment Number Five, dated as of December 1, 1996, to
           the Oakbrook Terrace Lease, incorporated by reference to
           Exhibit 10.2 to the June 1997 10-Q.
 10.40     Amendment Number Six, dated as of April 30, 1997, to the
           Oakbrook Terrace Lease, incorporated by reference to Ex-
           hibit 10.3 to the June 1997 10-Q.
 10.41     Amendment Number Seven, dated as of September 16, 1997,
           to the Oakbrook Terrace Lease, incorporated by reference
           to Exhibit 10.42 to the Company's Registration Statement
           on Form S-1, Registration No. 333-40075.
 10.42     Credit Agreement, dated as of December 22, 1997, between
           the Company and American National Bank and Trust Company
           of Chicago, as Agent.
 12        Computation of Ratios of Earnings to Fixed Charges.
 21        Subsidiaries of the Company.
 23        Consent of KPMG Peat Marwick LLP with respect to the
           Company's financial statements and financial statement
           schedule.

  EXHIBIT
    NO.           DESCRIPTION
  -------         -----------
    27     Financial Data Schedule.

--------
* Management contract or compensatory plan or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

  (b) Reports on Form 8-K:

  The Company filed a Current Report on Form 8-K, dated October 17, 1997, to report the Company's issuance of 364,396 shares of Common Stock pursuant to its acquisition of ProMetrics. Such shares were issued pursuant to Regulation S under the Act.

  The Company filed a Current Report on Form 8-K, dated December 11, 1997, to report the Company's issuance of the 1997 Notes and the Company's issuance of a press release relating thereto. The 1997 Notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Act, in a transaction not involving any public offering. The Notes were then resold to "qualified institutional buyers" (as defined in Rule 144A under the Act) in compliance with Rule 144A and to persons outside the United States, other than United States persons, pursuant to Regulation S under the Act.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           AS OF DECEMBER 31,
                                                           --------------------
                         ASSETS                              1997       1996
   -----------------------------------------------------   ---------  ---------
Current assets:
  Cash and cash equivalents..............................  $ 178,138  $ 140,783
  Short-term investment securities.......................     57,597     42,755
  Trade accounts receivable, net of allowances of $1,613
   and $2,503............................................    212,731    165,131
  Installment accounts receivable, net of allowances of
   $878 and $395.........................................     30,043     13,603
  Accrued interest and other current assets..............     32,132     11,729
  Refundable income taxes................................        547        629
                                                           ---------  ---------
    Total current assets.................................    511,188    374,630
                                                           ---------  ---------
Non-current investment securities........................     25,553      2,135
Property and equipment, net..............................     77,842     72,750
Purchased and developed software, net....................    116,717     82,438
Excess of cost over net assets acquired, net of
 accumulated amortization of $15,975 and $10,610.........     52,759     37,382
Non-current installment receivables, net of allowances of
 $1,616 and $816.........................................     21,912     21,665
Other assets.............................................     28,206     27,572
                                                           ---------  ---------
    Total assets.........................................  $ 834,177  $ 618,572
                                                           =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
   -----------------------------------------------------
Current liabilities:
  Acquisition-related payables...........................  $  15,717  $   7,872
  Income taxes payable...................................      3,698      2,420
  Accounts payable.......................................     16,091     15,436
  Accrued commissions and bonuses........................     13,357     10,622
  Accrued royalties......................................      7,070      3,913
  Accrued restructuring costs............................      6,308         --
  Other accrued liabilities..............................     42,905     29,798
  Current maturities of long-term obligations............      1,319      3,246
  Deferred revenue.......................................    116,374     84,166
                                                           ---------  ---------
    Total current liabilities............................    222,839    157,473
                                                           ---------  ---------
Acquisition-related payables.............................     18,320      2,502
Deferred revenue.........................................     60,435     38,674
Deferred rent............................................      6,197      8,360
Accrued restructuring costs..............................     16,002        --
Long-term obligations, net of current maturities.........    266,824    115,803
                                                           ---------  ---------
    Total liabilities....................................    590,617    322,812
                                                           ---------  ---------
Stockholders' equity:
  Class II preferred stock, $.01 par value; authorized
   10,000, none issued and outstanding...................         --         --
  Subscribed Class II preferred stock, $.01 par value;
   1,768 shares subscribed in 1997.......................         18         --
  Common stock, $.001 par value; authorized 180,000,
   issued and outstanding 63,860 and 60,577..............         64         61
  Paid-in capital........................................    565,371    487,417
  Accumulated deficit....................................   (325,558)  (208,788)
  Unrealized holding gains on marketable securities......      8,262     17,805
  Foreign currency translation adjustment................     (4,597)      (735)
                                                           ---------  ---------
    Total stockholders' equity...........................    243,560    295,760
                                                           ---------  ---------
    Total liabilities and stockholders' equity...........  $ 834,177  $ 618,572
                                                           =========  =========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1996      1995
                                                 ---------  --------  ---------
Revenues:
  Software products............................. $ 357,223  $243,938  $ 158,597
  Maintenance...................................   125,245   102,364     76,498
  Professional services.........................   141,035   121,763     91,316
                                                 ---------  --------  ---------
    Total revenues..............................   623,503   468,065    326,411
                                                 ---------  --------  ---------
Costs and expenses:
  Professional services.........................   127,499   116,133     92,374
  Product development and support...............   187,383   155,277     94,027
  Sales and marketing...........................   228,387   182,597    113,978
  General and administrative....................    61,876    39,224     34,097
  Restructuring charges.........................    57,319       --         --
  Merger costs..................................     8,927     5,782     30,819
  Acquired in-process technology................    67,904    48,456     88,493
                                                 ---------  --------  ---------
    Total costs and expenses....................   739,295   547,469    453,788
                                                 ---------  --------  ---------
Operating loss..................................  (115,792)  (79,404)  (127,377)
Other income, net...............................    16,729     5,237      4,130
                                                 ---------  --------  ---------
Loss before income taxes........................   (99,063)  (74,167)  (123,247)
Income taxes....................................    18,721    (9,245)   (11,680)
                                                 ---------  --------  ---------
Net loss........................................ $(117,784) $(64,922) $(111,567)
                                                 =========  ========  =========
Net loss per share.............................. $   (1.90) $  (1.14) $   (2.50)
                                                 =========  ========  =========
Shares used in computing per share amounts......    62,042    56,968     44,671


          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------
                                1997              1996              1995
                          ----------------  ----------------  ----------------
                          SHARES  AMOUNT    SHARES  AMOUNT    SHARES  AMOUNT
                          ------ ---------  ------ ---------  ------ ---------
Preferred stock:
 Balance at beginning of
  year...................    --  $     --      --  $     --      --  $     --
 Stock subscribed........  1,768        18     --        --      --        --
                          ------ ---------  ------ ---------  ------ ---------
 Balance at end of year..  1,768 $      18     --  $     --      --  $     --
                          ====== =========  ====== =========  ====== =========
Common stock:
 Balance at beginning of
  year................... 60,577 $      61  54,598 $      55  39,670 $      40
 Exercise of stock
  options................    939         1     517         1     803         1
 Issuance of common
  stock under Stock
  Purchase Plan..........    882         1     197       --      --        --
 Issuance of common
  stock..................  1,461         1   5,265         5  14,125        14
 Conversion of
  subordinated notes.....      1       --      --        --      --        --
                          ------ ---------  ------ ---------  ------ ---------
 Balance at end of year.. 63,860 $      64  60,577 $      61  54,598 $      55
                          ====== =========  ====== =========  ====== =========
Paid-in capital:
 Balance at beginning of
  year...................        $ 487,417         $ 433,856         $ 191,194
 Exercise of stock
  options................            7,067             2,380             4,754
 Issuance of common
  stock under Stock
  Purchase Plan..........           11,540             1,801               --
 Issuance of common
  stock..................           17,514            49,515           237,907
 Preferred stock
  subscribed.............           41,848               --                --
 Amortization of shelf
  registration costs.....              (25)             (135)              --
 Conversion of
  subordinated notes.....               10               --                --
 Adjustment to conform
  fiscal years of pooled
  businesses.............              --                --                  1
                                 ---------         ---------         ---------
 Balance at end of year..        $ 565,371         $ 487,417         $ 433,856
                                 =========         =========         =========
Notes receivable:
 Balance at beginning of
  year...................        $     --          $    (515)        $    (333)
 Issuance of notes
  receivable.............              --                --               (200)
 Repayment of notes
  receivable.............              --                --                 18
 Reclassification to
  other assets...........              --                515               --
                                 ---------         ---------         ---------
 Balance at end of year..        $     --          $     --          $    (515)
                                 =========         =========         =========
Accumulated deficit:
 Balance at beginning of
  year...................        $(208,788)        $(143,771)        $ (30,958)
 Net loss................         (117,784)          (64,922)         (111,567)
 Adjustment for
  immaterial pooled
  businesses.............            1,014                45               --
 Other...................              --                --                (22)
 Adjustment to conform
  fiscal years of pooled
  businesses.............              --               (140)           (1,224)
                                 ---------         ---------         ---------
 Balance at end of year..        $(325,558)        $(208,788)        $(143,771)
                                 =========         =========         =========
Unrealized appreciation
 in marketable
 securities:
 Balance at beginning of
  year...................        $  17,805         $     --          $     --
 Change in unrealized
  holding gains, net of
  tax....................           (9,543)           17,805               --
                                 ---------         ---------         ---------
 Balance at end of year..        $   8,262         $  17,805         $     --
                                 =========         =========         =========
Foreign currency
 translation adjustment:
 Balance at beginning of
  year...................        $    (735)        $     588         $     183
 Translation adjustment..           (3,862)           (1,323)              405
                                 ---------         ---------         ---------
 Balance at end of year..        $  (4,597)        $    (735)        $     588
                                 =========         =========         =========
   Total stockholders'
    equity...............        $ 243,560         $ 295,760         $ 290,213
                                 =========         =========         =========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1996      1995
                                                 ---------  --------  ---------
Cash flows from operating activities:
  Net loss.....................................  $(117,784) $(64,922) $(111,567)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..............     57,191    38,824     24,140
    Acquired in-process technology.............     67,904    48,456     88,493
    Write-off of fixed assets, capitalized
     software and other intangible assets in
     conjunction with the restructuring plan...     19,687       --         --
    Unrealized holding gains on marketable
     equity securities.........................    (12,581)     (920)       --
    Realized net gain on sales of investment
     securities................................     (7,566)   (1,032)      (332)
    Write-off of capitalized software in
     connection with product stabilization and
     mergers...................................        --        654        942
    Noncash compensation.......................        --        --          78
  Sales of trading securities..................      9,489       --         --
Changes in assets and liabilities, net of
 acquisitions:
  Trade and installment receivables............    (62,316)  (67,219)   (53,845)
  Deferred income taxes........................     14,580   (16,337)   (13,000)
  Accrued interest and other current assets ...    (10,394)   (1,170)    (3,134)
  Accounts payable and accrued liabilities.....     32,547    (7,080)     6,888
  Deferred revenue.............................     53,969    59,196     20,325
  Income taxes payable.........................      1,092       993      2,615
  Other........................................    (13,232)    6,657     16,073
                                                 ---------  --------  ---------
      Net cash provided by (used in) operating
       activities..............................     32,586    (3,900)   (22,324)
                                                 ---------  --------  ---------
Cash flows from investing activities:
  Purchases of investment securities...........    (66,957)  (18,797)   (61,484)
  Sales of investment securities...............         87    30,223     75,519
  Maturities of investment securities..........     24,383     5,846     10,753
  Purchases of property and equipment..........    (26,940)  (35,542)   (39,435)
  Purchased and developed software.............    (63,781)  (41,279)   (20,742)
  Payments for acquisitions....................    (19,338)  (17,853)  (103,085)
  Other assets.................................     (1,365)   (3,749)      (482)
                                                 ---------  --------  ---------
      Net cash used in investing activities....   (153,911)  (81,151)  (138,956)
                                                 ---------  --------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net
   of issuance costs...........................        --        --     194,420
  Proceeds from issuance of convertible notes,
   net of issuance costs.......................    144,967   110,783        --
  Proceeds from exercise of stock options and
   Stock Purchase Plan.........................     18,609     4,182      4,144
  Short-term borrowings........................        --      1,115      8,205
  Payments on borrowings.......................     (4,896)   (5,915)    (7,331)
  Other........................................        --        --        (256)
                                                 ---------  --------  ---------
      Net cash provided by financing
       activities..............................    158,680   110,165    199,182
                                                 ---------  --------  ---------
Adjustment to conform fiscal years of pooled
 businesses....................................        --       (140)    (2,203)
                                                 ---------  --------  ---------
Net increase in cash and cash equivalents......     37,355    24,974     35,699
Cash and cash equivalents at beginning of year.    140,783   115,809     80,110
                                                 ---------  --------  ---------
Cash and cash equivalents at end of year.......  $ 178,138  $140,783  $ 115,809
                                                 =========  ========  =========

          See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

  PLATINUM technology, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM") develop, market and support software products, and provide related professional services, that help organizations manage and improve their information technology ("IT") infrastructures, which consist of data, systems and applications. The Company's products and services help IT departments, primarily in large and data-intensive organizations, minimize risk, improve service levels and leverage information to make better business decisions. The Company's products typically perform fundamental functions such as automating operations, maintaining the operating efficiency of systems and applications and ensuring data access and integrity. The Company currently develops software products through its four business units: database management, systems management, application infrastructure management and data warehousing and decision support. The Company markets and supports its products and services principally through its own sales organization, including an international network of wholly-owned subsidiaries.

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

 Principles of Consolidation

  The consolidated financial statements include the accounts of PLATINUM technology, inc. and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

 Revenue Recognition

  Revenues from software product sales of perpetual and fixed-term license agreements are recognized upon product delivery and customer acceptance, when all significant contractual obligations are satisfied and the collection of the resulting receivables is reasonably assured. Software product sales under extended payment terms are discounted to present value. Revenues from maintenance fees implicit in software product sales or separately priced maintenance agreements are recognized on a straight-line basis over the maintenance period.

  Professional service revenues are derived from the Company's consulting services business and educational programs. These revenues are comprised of both time and material contracts and fixed-price contracts. Time and material contract revenues are recognized as services are performed. Fixed-price contract revenues are recognized based on the percentage-of-completion method.

 Cash Equivalents and Investment Securities

  Cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Investment securities consist primarily of state and municipal bonds with original maturities generally ranging from four to thirty years, corporate bonds with original maturities of less than one year and marketable equity securities. The Company classifies its investment securities as either available-for-sale or trading and reports them at fair value.

  Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. Trading securities represent those securities which the Company intends to buy or sell in the near term for the purpose of generating profits on increases in market values. For available-for-sale securities, unrealized holding gains and losses, net of income taxes, are reported as a separate component of stockholders' equity. For trading securities, unrealized holding gains and losses are reflected in pre-tax earnings. For securities transferred from available-for-sale to the trading classification, any unrealized holding gains or losses at the date of transfer are recognized in pre-tax earnings immediately.

 Property and Equipment

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives, generally three to seven years, of the various classes of property and equipment. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the asset.

 Purchased and Developed Software

  Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product development and expensed as incurred. Once technological feasibility has been determined, additional costs incurred in development, including coding, testing and documentation, are capitalized.

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

 Excess of Cost Over Net Assets Acquired

  Excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited, generally seven to 10 years. Adjustments to the carrying value of excess of cost over net assets acquired are made if the sum of expected future net cash flows from the business acquired is less than book value.

 Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment.

 Fair Value of Financial Instruments and Long-Lived Assets

  The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 1997: cash and cash equivalents; trade and installment receivables; accrued interest and other current assets; refundable income taxes; acquisition-related payables; accounts payable and other accrued liabilities; and long-term obligations, excluding convertible subordinated notes. Investment securities are discussed in Note 3, and convertible subordinated notes are discussed in Note 12.

  On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 1997 are recoverable in future periods.

 Earnings Per Share

  In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic ("Basic") and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for the years ended December 31, 1997, 1996 and 1995, per share amounts have been presented under the Basic method only.

  Had the Company reported net earnings for the years ended December 31, 1997, 1996 and 1995, the weighted average number of shares outstanding would have potentially been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method to outstanding stock options or the if-converted method to convertible securities):

                                                   1997       1996      1995
                                                ---------- ---------- ---------
      Stock options............................ 11,861,865 10,143,622 8,404,911
      Convertible subordinated notes (November
       1996)...................................  8,243,010  8,243,727       --
      Convertible subordinated notes (December
       1997)...................................  4,160,600        --        --
                                                ---------- ---------- ---------
                                                24,265,475 18,387,349 8,404,911
                                                ========== ========== =========

  Additionally, net earnings applicable to common stockholders for the years ended December 31, 1997 and 1996 would have been increased by interest expense, net of income taxes, related to the convertible subordinated notes of $5,870,000 and $501,000, respectively.

 Foreign Currency Translation and Transactions

  The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

 Derivative Financial Instruments

  In the ordinary course of business, the Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts designated and effective as hedges of firm commitments are treated as hedges, as required by generally accepted accounting principles.

  Forward exchange contracts are reported at fair value within short-term investment securities. Fair values of forward exchange contracts are determined using published rates. Gains and losses on the forward exchange contracts are included in other income and expense and offset foreign exchange gains and losses from the revaluation of intercompany balances denominated in currencies other than the functional currency of the reporting entity. Realized and unrealized holding gains and losses on the forward exchange contracts are reported within operating activities in the statement of cash flows.

 Stock-Based Compensation

  On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the compensation expense associated with the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and earnings per share disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

 Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities

  On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Company sells installment receivables to third party finance companies in the normal course of business. During 1997, all such transactions were accounted for as sales in accordance with SFAS No. 125.

 Supplemental Cash Flow Disclosure

  Income tax refunds received by the Company amounted to $524,000, $307,000 and $933,000 in 1997, 1996 and 1995, respectively. Cash paid for income taxes in 1997, 1996 and 1995 was $1,173,000, $2,179,000 and $987,000, respectively.
Cash paid for interest in 1997, 1996 and 1995 was $8,419,000, $787,000 and
$824,000, respectively.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the 1997 presentation.

2. ACQUISITIONS

 Poolings of Interests

  On June 15, 1995, the Company acquired all of the outstanding capital stock of Software Interfaces, Inc. ("SII"), a leading provider of data access, reporting and data conversion utilities for relational and non-relational database management systems, in exchange for 1,085,450 shares of the Company's Common Stock, $.001 par value (the "Common Stock"), which had a market value, based upon the trading price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $20,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 14,377 shares of Common Stock.

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

  Each of the aforementioned transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all periods presented. Merger costs relating to the acquisitions consummated in 1997, 1996 and 1995 amounted to $8,927,000, $5,782,000 and $30,819,000, respectively, of which $3,155,000, $353,000 and $1,942,000, were included in other accrued liabilities at December 31, 1997, 1996 and 1995, respectively. These costs included investment banking and other professional fees, write-downs of certain assets, employee severance payments, costs of closing excess office facilities and various other expenses.

  The following information reconciles total revenues and net loss of PLATINUM technology, inc. as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 with the amounts presented in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1995, as well as separate results of operations for 1997 of ATR and I&S during the periods preceding their acquisition. The 1997 results presented for ATR represent the one-month period ended January 31, 1997. The 1997 results for I&S represent the two-month period ended February 28, 1997.

                           1997                1996                1995
                    ------------------- ------------------- ------------------
                                                                        NET
                             NET INCOME          NET INCOME           INCOME
                    REVENUES   (LOSS)   REVENUES   (LOSS)   REVENUES  (LOSS)
                    -------- ---------- -------- ---------- -------- ---------
   PLATINUM(1).....                     $439,190  $(67,962) $304,676 $(111,933)
   ATR.............  $  511    $ (56)      9,132       142     9,492       301
   I&S.............   2,627      109      19,743     2,898    12,243        65
                                        --------  --------  -------- ---------
       Total.......                     $468,065  $(64,922) $326,411 $(111,567)
                                        ========  ========  ======== =========

--------
(1) Represents the historical results of PLATINUM technology, inc. without considering the effect of the poolings of interests consummated during 1997. All merger costs and acquired in-process technology charges are reflected in the historical results of PLATINUM.

  The consolidated statement of operations for the year ended December 31, 1996 reflects the impact of ATR's operating results for the six months ended June 30, 1996, which are also included in the year ended December 31, 1995 statement of operations due to differences in reporting periods relative to PLATINUM. The revenues and net income of ATR included more than once were $5,061,000 and $140,000, respectively.

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

  During 1996, the Company consummated an immaterial acquisition accounted for as a pooling of interests. The Company did not restate the consolidated financial statements to reflect the results of this entity for the periods preceding the acquisition. As a result, the retained earnings of this entity were recorded as of the acquisition date, causing a $45,000 adjustment to the Company's accumulated deficit in 1996. This adjustment is reflected in the consolidated statement of stockholders' equity.

  On November 26, 1997, the Company consummated an immaterial acquisition accounted for as a pooling of interests. The Company acquired all of the outstanding capital stock of Vayda Consulting, Inc. ("Vayda"), a leading provider of information technology consulting services, in exchange for 580,231 shares of Common Stock, which had a Market Value of approximately $15,300,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 67,937 shares of Common Stock. The Company did not restate the consolidated financial statements to reflect the results of Vayda for the periods preceding the acquisition. As a result, the retained earnings of Vayda were recorded as of the acquisition date, causing an adjustment of $1,014,000 to the Company's accumulated deficit in 1997. This adjustment is reflected in the consolidated statement of stockholders' equity.

 Purchase Transactions

  The Company has also made a number of acquisitions that have been accounted for under the purchase method. Accordingly, purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Amounts allocated to acquired in-process technology have been expensed at the time of acquisition. Excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited, generally seven to ten years. The consolidated statements of operations reflect the results of operations of the purchased companies since the effective dates of the acquisitions.

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

  The Company determined that the acquired in-process technologies had not reached technological feasibility based on the status of design and development activities that required further refinement and testing. The development activities required to complete the acquired in-process technologies included additional coding, cross-platform porting and validation, quality assurance procedures and customer beta testing.

  The acquired technologies represent unique and emerging technologies, the application of which is limited to the Company's IT infrastructure strategy. Accordingly, these acquired technologies have no alternative future use.

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

  Effective February 1997, the Company acquired all of the outstanding capital stock of GEJAC, Inc. ("GEJAC"), a leading provider of UNIX and NT charge-back software, in exchange for 412,801 shares of Common Stock, which had a Market Value of approximately $6,800,000 at the time of the acquisition.

  Internationally, effective October 1997, the Company acquired all of the outstanding capital stock of ProMetrics Group Limited ("ProMetrics"), a leading provider of productivity management software, in exchange for approximately $8,000,000 in cash plus 364,396 shares of Common Stock, which had a Market Value of approximately $9,500,000 at the time of the acquisition, plus contingent consideration of approximately $11,000,000, as specified in the acquisition agreement. The Company's issuance of Common Stock was substantially used to retire approximately $7,000,000 of assumed debt under the acquisition agreement.

  On December 23, 1997, the Company and Intel Corporation ("Intel") entered into certain agreements providing for the sale and license to the Company by Intel of certain product technologies and the payment to the Company by Intel of certain cash consideration. In exchange, the Company agreed to issue to Intel 1,768,421 shares of the Company's Class II Series B Preferred Stock ("Preferred Stock"), which had a Market Value of approximately $42,000,000 on the date of the agreement, and to distribute certain products manufactured by Intel. Additionally, the Company licensed certain product technologies to Intel.

  During 1997, the Company also acquired certain other software technologies for an aggregate purchase price of approximately $6,800,000.

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

                                                              1997       1996
                                                            ---------  --------
                                                              (IN THOUSANDS,
                                                                  EXCEPT
                                                             PER SHARE DATA)
      Revenues............................................. $ 632,150  $485,456
      Net loss.............................................  (120,431)  (73,853)
      Net loss per share...................................     (1.92)    (1.27)

  The Company estimates aggregate payments for acquisition-related payables in connection with the acquisitions described above to be $15,717,000, $17,682,000 and $638,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

  The Company may be required to make additional payments in future years to various former owners of acquired businesses based upon the attainment of certain operating results by such businesses. The amount of these payments was not determinable at December 31, 1997. Additional payments will be charged to compensation expense or recorded as an adjustment to the respective purchase price in the periods in which such payments are determinable.

3. INVESTMENT SECURITIES

  At December 31, 1997, the Company classified its marketable debt and equity securities as either available-for-sale or trading. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity and are not actively traded. Trading securities represent those securities which the Company intends to buy or sell in the near term for the purpose of generating profits on increases in market values. At December 31, 1997, net unrealized holding gains from available-for-sale securities of $13,770,000, reduced by income taxes of approximately $5,508,000, were included as a separate component of stockholders' equity. For the year ended December 31, 1997, available-for-sale securities amounting to $24,972,000 were reclassified to trading securities. The Company reclassified its available-for-sale securities to trading securities during 1997, because the Company intended to sell the securities at various dates in the near future to benefit from increases in the market price of those securities. Unrealized holding gains from reclassified securities of approximately $19,829,000, previously reported as a separate component of stockholders' equity in the amount of $11,897,000 (net of income taxes), were recognized in pre-tax earnings for the year ended December 31, 1997. The Company sold a portion of its trading securities during 1997 and consequently reclassified the corresponding unrealized gains to realized gains. For the year ended December 31, 1997, the Company reported unrealized holding gains of approximately $12,581,000 in pre-tax earnings.

  During 1996, certain cost-basis equity investments became marketable equity securities and were reclassified as either available-for-sale or trading. The Company owns equity interests in certain technology companies that executed initial public offerings during 1996. As a result, the Company reclassified these investments based upon future trading intentions. The cost and unrealized gain, net of income taxes, on the investment transferred to the available-for-sale classification were approximately $8,383,000 and $17,805,000, respectively. The cost and unrealized gain on the investment transferred to the trading classification were approximately $1,125,000 and $920,000, respectively.

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1997 were as follows:

                                               DECEMBER 31, 1997
                               -------------------------------------------------
                                             GROSS         GROSS
                               AMORTIZED  UNREALIZED     UNREALIZED
                                 COST    HOLDING GAINS HOLDING LOSSES FAIR VALUE
                               --------- ------------- -------------- ----------
                                                (IN THOUSANDS)
      Current:
        Available-for-sale--
          U.S. Government
           securities.........  $ 7,571     $     2        $ --        $ 7,573
          State and municipal
           bonds..............    1,356           4          (36)        1,324
          Corporate bonds.....   13,812          26           (2)       13,836
          Marketable equity
           securities.........    3,240      13,770          --         17,010
                                -------     -------        -----       -------
                                 25,979      13,802          (38)       39,743
                                -------     -------        -----       -------
        Trading securities--
          Marketable equity
           securities.........    4,338      13,867         (351)       17,854
                                -------     -------        -----       -------
                               $30,317      $27,669        $(389)      $57,597
                                =======     =======        =====       =======
      Non-current:
        Available-for-sale--
          State and municipal
           bonds..............  $25,498     $    55        $ --        $25,553
                                =======     =======        =====       =======

  The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities at December 31, 1996 were as follows:

                                               DECEMBER 31, 1996
                               -------------------------------------------------
                                             GROSS         GROSS
                               AMORTIZED  UNREALIZED     UNREALIZED
                                 COST    HOLDING GAINS HOLDING LOSSES FAIR VALUE
                               --------- ------------- -------------- ----------
                                                (IN THOUSANDS)
      Current:
        Available-for-sale--
          State and municipal
           bonds..............  $   402     $     1         $--        $   403
          Corporate bonds.....    2,002         --            (1)        2,001
          Marketable equity
           securities.........    8,383      29,923          --         38,306
                                -------     -------         ----       -------
                                 10,787      29,924           (1)       40,710
                                -------     -------         ----       -------
        Trading securities--
          Marketable equity
           securities.........    1,125         920          --          2,045
                                -------     -------         ----       -------
                                $11,912     $30,844         $ (1)      $42,755
                                =======     =======         ====       =======
      Non-current:
        Available-for-sale--
          State and municipal
           bonds..............  $ 2,122     $    51         $(38)      $ 2,135
                                =======     =======         ====       =======

  The contractual maturities of debt securities at December 31, 1997 were as follows:

                                                                    FAIR VALUE
                                                                  --------------
                                                                  (IN THOUSANDS)
      Due within one year........................................    $22,733
      Due after one year through five years......................        416
      Due after five years.......................................     25,137
                                                                     -------
                                                                     $48,286
                                                                     =======

  Using the specific identification method, the gross realized gains and gross realized losses on the sale of available-for-sale securities were approximately $44,000 and $0, respectively, for the year ended December 31, 1997, $1,032,000 and $0, respectively, for the year ended December 31, 1996 and $467,000 and $(135,000), respectively, for the year ended December 31, 1995. For the year ended December 31, 1997, the Company also sold investments classified as trading securities. Gross realized gains and gross realized losses related to these sales were $7,522,000 and $0, respectively.

4. PROPERTY AND EQUIPMENT

  Property and equipment are summarized as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
      Furniture and fixtures................................. $ 28,070 $ 26,568
      Computers and software.................................   65,717   62,338
      Transportation.........................................   11,445    8,117
      Leasehold improvements.................................   26,498   20,780
                                                              -------- --------
                                                               131,730  117,803
      Less accumulated depreciation and amortization.........   53,888   45,053
                                                              -------- --------
                                                              $ 77,842 $ 72,750
                                                              ======== ========

5. PURCHASED AND DEVELOPED SOFTWARE

  Purchased and developed software consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
      Purchased software..................................... $ 47,238 $ 34,618
      Software development costs.............................  141,690   89,400
                                                              -------- --------
                                                               188,928  124,018
      Less accumulated amortization..........................   72,211   41,580
                                                              -------- --------
                                                              $116,717 $ 82,438
                                                              ======== ========

  During the years ended December 31, 1997, 1996 and 1995, $62,504,000, $38,555,000 and $19,867,000, respectively, of software development costs were capitalized. The Company recognized amortization expense applicable to internally developed capitalized software of $21,361,000, $11,309,000 and $6,276,000 during 1997, 1996 and 1995, respectively. The Company recognized amortization expense applicable to purchased software of $9,270,000, $6,237,000 and $3,084,000 during 1997, 1996 and 1995, respectively. During
1997, the Company wrote-off $10,214,000 of capitalized software development costs and $1,450,000 of purchased software related to the restructuring plan executed in May 1997. During 1996, the Company wrote off $654,000 of capitalized software development costs related to certain AIB, SII and other product technologies.

6. INSTALLMENT ACCOUNTS RECEIVABLE

  Installment accounts receivable consist of the following:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                              (IN THOUSANDS)
      Current installment receivables....................... $ 42,753  $ 19,763
      Allowance for uncollectible amounts...................     (878)     (395)
      Deferred maintenance fees.............................  (10,124)   (5,058)
      Unamortized discounts.................................   (1,708)     (707)
                                                             --------  --------
                                                             $ 30,043  $ 13,603
                                                             ========  ========
      Non-current installment receivables................... $ 58,889  $ 40,827
      Allowance for uncollectible amounts...................   (1,616)     (816)
      Deferred maintenance fees.............................  (27,603)  (16,347)
      Unamortized discounts.................................   (7,758)   (1,999)
                                                             --------  --------
                                                             $ 21,912  $ 21,665
                                                             ========  ========

  Installment accounts receivable represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over three to five years and are recorded net of unamortized discounts, deferred maintenance fees and allowances for uncollectible amounts.

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

  Proceeds from the sale of installment receivables for 1997 and 1996 were approximately $206,916,000 and $129,328,000, respectively. There were no accounts receivable sold with recourse for the year ended December 31, 1997. Accounts receivable sold with recourse were $19,373,000 and $2,993,000 for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1997, there were no potential recourse obligations for accounts receivable sold with recourse. As of December 31, 1996 and 1995, potential obligations for accounts receivable sold with recourse were $16,817,000 and $5,177,000, respectively. In addition to accounts receivable sold with recourse, the Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Based on the terms of that agreement, potential recourse obligations at December 31, 1997 and 1996 were $14,632,000 and $9,300,000, respectively. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and determined the potential liability to be minimal. The fair market value of the recourse obligations at December 31, 1997 was not determinable.

7. EMPLOYEE BENEFIT PLANS

  The Company has various defined contribution retirement plans (401(k) and profit sharing) for qualified employees. Employer contributions made under the plans totaled $1,511,000, $1,071,000 and $406,000 in 1997, 1996 and 1995,
respectively.

8. LINE OF CREDIT

  At December 31, 1997, the Company had an unsecured bank line of credit for $55,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. This line of credit is subject to limitations based upon certain financial covenants. At December 31, 1997, there were no borrowings outstanding under this line of credit.

  At December 31, 1997, the Company had aggregate letters of credit outstanding for approximately $2,623,000, with expiration dates ranging from March 1998 to December 1998. These letters of credit reduce the available line of credit balance.

9. STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

  As of December 31, 1997, the Company and its subsidiaries had seven stock option plans, which are described below, as well as several plans that have been assumed pursuant to acquisitions. The Company applies APB Opinion No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its employee stock purchase plan (the "Stock Purchase Plan").

  Had compensation cost for the Company's stock option plans and the Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below for the years ended December 31, 1997, 1996 and 1995:

                                                   1997       1996      1995
                                                 ---------  --------  ---------
                                                  (IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
      Net loss:
        As reported............................. $(117,784) $(64,922) $(111,567)
        Pro forma...............................  (127,972)  (70,866)  (117,114)
      Net loss per share:
        As reported............................. $   (1.90) $  (1.14) $   (2.50)
        Pro forma...............................     (2.06)    (1.24)     (2.62)

  Under SFAS No. 123, the pro forma compensation expense related to the Company's stock option plans and Stock Purchase Plan, before effects for income taxes, was approximately $17,130,000, $9,940,000 and $9,326,000 in
1997, 1996 and 1995, respectively.

  Excluding stock option plans assumed pursuant to acquisitions, the Company has six stock option plans ("Company Plans"). The Employee Incentive Compensation Plan, 1994 Stock Incentive Plan, 1991 Option Plan and 1989 Option Plan provide for the granting of options to employees and non-employee directors for up to an aggregate of 16,160,000 shares. Under the Chief Executive Option Plan, the Company has authority to grant options for up to 1,600,000 shares to its Chief Executive Officer and President. Under the Directors' Option Plan, the Company may grant options for up to 500,000 shares to non-employee directors.

  In general, the options granted under the Company Plans, excluding the Directors' Option Plan, during 1997, 1996 and 1995 have similar provisions. Under these plans, the Company has granted both non-qualified and incentive stock options. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant, have a legal life of ten years and typically vest in equal annual installments over a four-year period beginning one year from the date of grant. Certain options granted prior to 1995 have a legal life of fifteen years. The specific provisions of any grant are determined by the Compensation Committee of the Board of Directors or another designated committee.

  Under the Directors' Option Plan, only non-qualified options have been granted. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant and have a legal life of ten years. The options granted in 1995 under this plan vested immediately, while those granted in 1996 and 1997 vest annually over a three-year period beginning one year from the date of grant.

  As discussed in Note 2, the Company has assumed various option grants related to certain acquisitions. The assumption of these option grants resulted in the deemed issuance by the Company of options for 67,937, 430,582 and 1,206,566 shares in 1997, 1996 and 1995, respectively. The options assumed reflect outstanding options at the time of acquisition. The provisions of the assumed options are generally the same as those provided for in the original option agreements.

  In 1996, the Company began offering the Stock Purchase Plan to its employees who work more than 20 hours per week. Under this Plan, the Company is authorized to issue up to 5,000,000 shares of Common Stock. Under terms of the Stock Purchase Plan and current policies of the administrative committee, employees may elect each year to withhold between one and 50 percent of their cash compensation through regular payroll deductions to purchase Common Stock, subject to Internal Revenue Service limitations. The purchase price of the stock is 85 percent of the lower of the price at the grant date, which is the beginning of the plan year (March 1 or September 1 for employees with a start date between March 1 and August 31) or the exercise date, which is the end of each plan quarter (February 28, May 31, August 31 and November 30). As of December 31, 1997, approximately 50% of eligible employees were participating in the Stock Purchase Plan. Under the Stock Purchase Plan, the Company sold 882,229 and 197,165 shares to employees in 1997 and 1996, respectively.

  The fair value of stock option grants is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for stock option grants in 1997, 1996 and 1995, respectively: weighted-average option price, which equals the fair market value at date of grant, of $14.61, $12.03 and $16.56; expected dividend yields of 0% for all years; expected volatility of 61%, 55% and 55%; risk-free interest rates of 5.66%, 6.37% and 6.12%; and an expected life of five years for all years. The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for purchase rights granted in 1997 and 1996, respectively: average fair market value of $13.75 and $10.75; average option price of $11.69 and $9.14; expected dividend yield of 0% for both years; expected volatility of 61% and 51%; average risk-free interest rate of 5.52% and 5.42%; and expected life of three months for both years.

  Stock option plan activity during the years ended December 31, 1997, 1996 and 1995 was as follows:

                                    1997                       1996                       1995
                          -------------------------- -------------------------- -------------------------
                                         WEIGHTED                   WEIGHTED                  WEIGHTED
                                         AVERAGE                    AVERAGE                   AVERAGE
     FIXED OPTIONS          SHARES    EXERCISE PRICE   SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
     -------------        ----------  -------------- ----------  -------------- ---------  --------------
Outstanding at beginning
 of year................  10,143,622      $12.18      8,404,911      $11.87     6,813,468      $ 9.66
Granted.................   3,590,727       14.61      2,781,172       12.03     2,683,058       16.56
Exercised...............    (938,817)       8.91       (517,219)       4.60      (738,030)       6.27
Canceled................    (933,667)      13.49       (525,242)      13.80      (353,585)      14.02
                          ----------                 ----------                 ---------
Outstanding at end of
 year...................  11,861,865       13.08     10,143,622       12.18     8,404,911       11.87
                          ==========                 ==========                 =========
Options exercisable at
 end of year............   5,797,724                  5,488,725                 5,211,103
                          ==========                 ==========                 =========
Weighted-average grant-
 date fair value of op-
 tions granted during
 the year...............  $     8.35                 $     6.96                 $   11.36

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                         OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
              ------------------------------------------ ------------------------
   RANGE OF               WEIGHTED-AVG.
   EXERCISE   NUMBER OF     REMAINING     WEIGHTED-AVG.  NUMBER OF WEIGHTED-AVG.
    PRICES      SHARES   CONTRACTUAL LIFE EXERCISE PRICE  SHARES   EXERCISE PRICE
   --------   ---------- ---------------- -------------- --------- --------------
   $.0025-
      9.75     1,419,229     3.87 years       $ 3.52     1,330,587     $ 3.39
    10.13-
     12.00     2,062,375     7.00              10.74     1,092,745      10.41
    12.38-
     14.00     4,174,778     7.75              13.08     1,462,639      12.95
    14.06-
     18.13     2,165,479     7.56              15.14     1,030,550      14.99
   $18.25-
     33.73     2,040,004     7.91              19.92       881,203      19.18
              ----------                                 ---------
              11,861,865     7.15              13.08     5,797,724      11.59
              ==========                                 =========

  During 1997, a wholly-owned subsidiary of the Company adopted a fixed stock option plan (the "1997 Option Plan"). The 1997 Option Plan provides for the granting of options to employees for up to an aggregate of 7,500,000 shares of the subsidiary's common stock. Under this plan, the subsidiary has granted non-qualified stock options. These options have an exercise price equal to the fair market value of the subsidiary's stock on the date of grant, have a legal life of ten years and vest on the sixth anniversary of the grant date. Options granted under the 1997 Option Plan are exercisable in shares of the subsidiary's common stock and are not convertible to the Company's Common Stock. During 1997, the subsidiary granted 5,170,000 options at a fair market value of $0.92. For the year ended December 31, 1997, 247,500 options were canceled. The weighted-average grant-date fair value of these options was $0.33 using the Minimum Value option-pricing method and a risk-free interest rate of 5.80%.

10. PREFERRED STOCK

  On December 23, 1997, the Company agreed, pursuant to a stock purchase agreement, to issue to Intel 1,768,421 shares of its Preferred Stock, which had a fair market value of approximately $42,000,000 on the date of subscription, in exchange for certain product technologies and other intangible assets. The shares of Preferred Stock were subscribed for as of December 31, 1997 and subsequently issued on January 14, 1998.

  The holders of the Preferred Stock have the option to convert, at any time, each share of Preferred Stock into one share of Common Stock. Each share of Preferred Stock will automatically convert into one share of Common Stock upon the transfer by any holder of Preferred Stock in a non-permitted transfer. In the event of a liquidation of the Company, the holders of the Preferred Stock are entitled to receive $23.75 per share plus the amount of any declared but unpaid dividends. The conversion and liquidation terms are subject to adjustment based upon subsequent changes in equity interests.

  As of December 31, 1997, the Company had reserved 1,768,421 shares of its authorized Common Stock to be issued upon conversion of the Preferred Stock.

11. INCOME TAXES

  Income (loss) before income taxes for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                   1997       1996      1995
                                                 ---------  --------  ---------
                                                        (IN THOUSANDS)
      U.S....................................... $(113,313) $(68,911) $(137,724)
      Non-U.S...................................    14,250    (5,256)    14,477
                                                 ---------  --------  ---------
          Total................................. $ (99,063) $(74,167) $(123,247)
                                                 =========  ========  =========

  Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                      1997     1996      1995
                                                     -------  -------  --------
                                                          (IN THOUSANDS)
      Current:
        Federal..................................... $   --    $  --   $    315
        State.......................................     241      175       133
        Foreign.....................................   2,309    2,035       740
      Deferred:
        Federal.....................................  22,096   (7,838)   (7,899)
        State.......................................  (3,295)  (3,617)   (4,969)
        Foreign.....................................  (2,630)     --        --
                                                     -------  -------  --------
                                                     $18,721  $(9,245) $(11,680)
                                                     =======  =======  ========

  The reconciliation of income taxes computed using the Federal statutory rate of 35% to the income tax provision is as follows for the years ended December 31, 1997, 1996 and 1995:

                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
      Income tax computed at statutory rate...... $(34,672) $(25,959) $(43,137)
      State income tax, net of Federal tax
       benefit...................................   (3,053)   (3,442)   (4,836)
      Research and experimentation credits.......   (3,514)   (1,491)   (1,213)
      Foreign tax credit.........................     (117)      (59)     (239)
      Foreign taxes..............................    1,271       751       240
      Foreign sales corporation..................     (557)   (1,036)     (294)
      Municipal interest.........................      (80)     (289)     (554)
      Stock acquisitions.........................    9,953     6,281    11,450
      Nondeductible merger costs.................      443     1,440     4,625
      Change in valuation allowance..............   45,064    12,608    22,856
      Other......................................    3,983     1,951      (578)
                                                  --------  --------  --------
      Effective tax.............................. $ 18,721  $ (9,245) $(11,680)
                                                  ========  ========  ========

  The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 were as follows:

                                                              1997       1996
                                                            ---------  --------
                                                              (IN THOUSANDS)
      Deferred tax assets:
        Deferred revenue................................... $   6,419  $  1,152
        Allowance for doubtful accounts....................       561       749
        Net operating loss carryforwards...................   118,475    95,190
        Foreign net operating losses.......................     2,630       --
        General business, AMT and state tax credits........    12,907     9,544
        Foreign tax credits................................       952     1,138
        Accrued expenses and reserves......................     9,097       157
        Rent abatement.....................................     2,471     1,957
        Other..............................................     5,856     5,128
                                                            ---------  --------
          Total gross deferred tax assets..................   159,368   115,015
        Less valuation allowance...........................  (105,000)  (59,936)
                                                            ---------  --------
          Net deferred tax assets..........................    54,368    55,079
                                                            ---------  --------
      Deferred tax liabilities:
        Capitalized software, net..........................    36,420    23,908
        Installment sales..................................       819       826
        Acquired technology................................     1,000     3,124
        Unrealized gain on marketable equity securities....    11,161    12,499
                                                            ---------  --------
          Total gross deferred tax liabilities.............    49,400    40,357
                                                            ---------  --------
          Net deferred tax asset........................... $   4,968  $ 14,722
                                                            =========  ========

  The net change in the valuation allowance during 1997, 1996 and 1995 was an increase of $45,064,000, $12,608,000 and $22,856,000, respectively.

  The Company has reduced gross deferred tax assets by a valuation allowance to reflect the estimated amount of deferred tax assets which will, more likely than not, be realized. The net deferred tax asset at December 31, 1997 reflects management's estimate of the amount that will be realized as a result of future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

  At December 31, 1997, the Company had approximately $294,715,000 of net operating loss carryforwards and $14,000,000 of tax credit carryforwards, which are available to reduce future Federal income taxes, if any, through the year 2012. The Company's ability to utilize the net operating loss carryforwards and available tax credits may be limited due to changes in ownership as a result of business combinations.

12. CONVERTIBLE SUBORDINATED NOTES

  In November 1996, the Company issued $115,000,000 of convertible subordinated notes (the "1996 Notes") due November 15, 2001, bearing interest at 6.75% annually. Interest is payable semi-annually on May 15 and November
15. The holders of the Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve-month period commencing November 15, 1999 at 102.7% of their principal amount and during the twelve-month period commencing November 15, 2000 at 101.35% of their principal amount. During 1997, $10,000 of the 1996 Notes were converted to Common Stock. As of December 31, 1997, $114,990,000 of the 1996 Notes were outstanding.

  The Company estimated the fair value of the 1996 Notes as of December 31, 1997 at approximately $236,879,000, based upon their trading price on the Nasdaq SmallCap Market on that date.

  In December 1997, the Company issued $150,000,000 of convertible subordinated notes (the "1997 Notes") due December 15, 2002, bearing interest at 6.25% annually. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1998. The holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve-month period commencing December 15, 2000 at 102.5% of their principal amount and during the twelve-month period commencing December 15, 2001 at 101.25% of their principal amount. As of December 31, 1997, $150,000,000 of the 1997 Notes were outstanding.

  The Company estimated the fair value of the 1997 Notes as of December 31, 1997 at approximately $159,375,000, based upon their bid price in the convertible debentures market on that date.

  For the years ended December 31, 1998, 1999, 2000, 2001 and 2002, aggregate annual maturities of the 1996 Notes and the 1997 Notes are $0, $0, $0, $114,990,000 and $150,000,000, respectively.

13. RESTRUCTURING

  In May 1997, the Company executed a restructuring plan to consolidate its sales, marketing, business development and product development operations to achieve cost efficiencies through the elimination of redundant functions. These redundancies resulted primarily from businesses acquired over the last three years. The Company also realigned its business units and inside sales force to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As part of the plan, the Company reduced its worldwide work force by approximately 10%, eliminating approximately 400 positions primarily in the areas of product development and support, marketing and inside sales and, to a lesser extent, professional services and administration.

  The Company recorded a restructuring charge of $57,319,000 during the second quarter of 1997 related to the restructuring plan. The restructuring charge included the following expenses: facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; write-offs of excess equipment, furniture and fixtures; write-offs of capitalized software costs and other intangible assets related to the termination of development efforts for certain discontinued products, as well as penalties for the cancellation of distributorship agreements for such products; and severance and other employee-related costs of the terminated staff.

  The following table summarizes the Company's restructuring activity for the year ended December 31, 1997:

                                                      INTANGIBLE ASSETS AND  PROPERTY
                              EXCESS   SEVERANCE AND PENALTIES FOR CANCELLED    AND
                            FACILITIES   BENEFITS          AGREEMENTS        EQUIPMENT  TOTAL
                            ---------- ------------- ----------------------- --------- --------
                                                      (IN THOUSANDS)
   1997 restructuring
    charges:
     Cash-related charges..  $24,032      $10,364            $ 3,236          $  --    $ 37,632
     Non-cash charges......      --           --              16,177           3,510     19,687
                             -------      -------            -------          ------   --------
                             $24,032      $10,364            $19,413          $3,510     57,319
                             =======      =======            =======          ======
   Payments made in 1997..............................................................  (15,322)
   Write-offs taken in 1997...........................................................  (19,687)
                                                                                       --------
   Total accrued restructuring costs at December 31, 1997.............................   22,310
   Less current portion...............................................................    6,308
                                                                                       --------
   Long-term accrued restructuring costs ............................................. $ 16,002
                                                                                       ========

14. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company conducts business on a global basis in numerous major international currencies and is, therefore, exposed to adverse movements in foreign currency exchange rates. The Company has established a foreign currency hedging program utilizing forward foreign exchange contracts to reduce certain currency exposures. These contracts hedge exposures associated with nonfunctional currency assets and liabilities denominated in Japanese, Australian, numerous Asian and various European currencies. At the present time, the Company hedges only those currency exposures associated with certain nonfunctional currency assets and liabilities resulting from intercompany balances and does not generally hedge anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes.

  Gains and losses on the foreign currency forward exchange contracts are included in other income and offset foreign exchange gains and losses from the revaluation of intercompany balances denominated in currencies other than the functional currency of the reporting entity. The Company's forward contracts generally have original maturities of one month.

  The table below provides information as of December 31, 1997 about the Company's foreign currency forward exchange contracts, including notional values of outstanding forward contracts purchased and sold and the unrealized gains or losses recorded for each contract.

                                              NOTIONAL  NOTIONAL
                                                VALUE    VALUE      UNREALIZED
                                              PURCHASED   SOLD    GAINS (LOSSES)
                                              --------- --------  --------------
                                                       (IN THOUSANDS)
      European currencies...................   $4,407   $(20,649)     $(173)
      Asian currencies......................      --        (412)         4
      Japanese Yen..........................      --        (972)         4
      Australian Dollar.....................      --        (338)        11
                                                  --
                                               ------   --------      -----
          Total.............................   $4,407   $(22,371)     $(154)
                                               ======   ========      =====

  While the notional or contract amounts of the Company's forward exchange contracts provide one measure of the volume of these transactions, they do not represent the Company's full exposure to credit risk. The Company faces additional risks if the banking counterparties are unable to meet the terms of the agreements. The Company has established policies to minimize such risks and will only execute forward exchange contracts with major financial institutions. The Company has assessed the potential exposure related to default by such institutions to be minimal.

15. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases office space and certain computer and telecommunications equipment under long-term lease agreements expiring through the year 2016. Total future minimum lease payments under noncancelable leases are as follows:

                                            AMOUNT
                                        --------------
                                        (IN THOUSANDS)
             1998......................    $ 40,980
             1999......................      33,133
             2000......................      24,727
             2001......................      20,067
             2002 and thereafter.......      35,226
                                           --------
                 Total.................    $154,133
                                           ========

  Future minimum lease payments have not been reduced by minimum sublease rentals of $603,000 due in the future under noncancelable subleases. Total rent expense under all operating leases, net of insignificant sublease rental income, amounted to $32,021,000, $22,510,000 and $15,659,000 in 1997, 1996 and
1995, respectively.

 Litigation

  The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. Management currently believes the ultimate outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

16. OTHER INCOME, NET

  Other income (expense), net, for the years ended December 31, 1997, 1996 and 1995 is comprised of the following:

                                                       1997     1996     1995
                                                     --------  -------  ------
                                                         (IN THOUSANDS)
      Interest income............................... $  5,365  $ 5,163  $4,637
      Interest expense..............................   (9,130)  (1,825)   (782)
      Foreign exchange gains (losses)...............      469      (35)     64
      Net realized gains on sales of investments....    7,566    1,032     332
      Unrealized gains on marketable equity
       securities...................................   12,581      920     --
      Other.........................................     (122)     (18)   (121)
                                                     --------  -------  ------
                                                     $ 16,729  $ 5,237  $4,130
                                                     ========  =======  ======

17. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment. The Company markets and services its products in the United States and in foreign countries through its direct sales organization and affiliates (which are non-controlled product representatives).

  The following table presents information about the Company by geographic area for the years ended December 31, 1997, 1996 and 1995. Export sales and certain income and expense items are reported in the geographic area where the final sale is made rather than where the transaction originates.

                                        DOMESTIC    EUROPE    OTHER     TOTAL
                                        ---------  --------  -------  ---------
                                                   (IN THOUSANDS)
      1997
        Revenues....................... $ 444,577  $119,919  $59,007  $ 623,503
        Operating income (loss)........  (122,573)    4,135    2,646   (115,792)
        Identifiable assets............   690,127    89,958   54,092    834,177
      1996
        Revenues....................... $ 326,673  $ 97,708  $43,684  $ 468,065
        Operating loss.................   (74,742)   (1,892)  (2,770)   (79,404)
        Identifiable assets............   498,500    84,201   35,871    618,572
      1995
        Revenues....................... $ 222,568  $ 67,906  $35,937  $ 326,411
        Operating income (loss)........  (137,672)    9,885      410   (127,377)
        Identifiable assets............   365,799    59,465   27,003    452,267

  The revenues and operating income (loss) amounts above exclude the effect of intercompany royalties. The domestic operating losses in 1997, 1996 and 1995 include all merger costs, restructuring costs and acquired in-process technology charges.

  No single customer accounted for 10% or more of total revenues in 1997, 1996 or 1995.

18. SUBSEQUENT EVENTS

  On January 2, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire Learmonth and Burchett Management Systems PLC ("LBMS"), a leading provider of process management solutions. Under the terms of this acquisition, LBMS will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 2,745,000 shares of Common Stock for all of the outstanding common shares of LBMS and has offered to exchange options to purchase approximately 468,000 shares of Common Stock for the outstanding LBMS options. This acquisition, which is expected to be consummated in the second quarter of 1998, is subject to the sanction of the English High Court, the approval of the shareholders of LBMS and customary legal and regulatory conditions.

  On February 18, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire Mastering, Inc. ("Mastering"), a leading provider of information technology training. Under the terms of this acquisition, Mastering will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 6,165,000 shares of Common Stock for all of the outstanding common shares of Mastering and to assume stock options which will convert into options to purchase approximately 2,143,000 shares of Common Stock. This acquisition, which is expected to be consummated in the second quarter of 1998, is subject to the filing of a registration statement with the Securities and Exchange Commission, the approval of the stockholders of Mastering and customary legal and regulatory conditions.

  On March 14, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire Logic Works, Inc. ("Logic"), a leading provider of data modeling tools. Under the terms of this acquisition, Logic will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 7,240,095 shares of Common Stock for all of the outstanding common stock of Logic and to assume stock options which will convert into options to purchase approximately 1,325,716 shares of Common Stock. This acquisition, which is expected to be consummated in mid-1998, is subject to the filing of a registration statement with the Securities and Exchange Commission, the approval of the stockholders of Logic and customary legal and regulatory conditions.

  The acquisitions of LBMS, Mastering and Logic are expected to be accounted for as poolings of interests. Costs incurred in connection with these transactions will be expensed in the periods in which the acquisitions are consummated.

  The following unaudited pro forma information shows total revenues and net income (loss) of PLATINUM, LBMS, Mastering and Logic during the three years ended December 31, 1997, 1996 and 1995, as if the transactions had been consummated as of the earliest period presented. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates or of results that may occur in the future.

                                   1997               1996                1995
                            ------------------  -----------------  ------------------
                                        NET                                    NET
                                      INCOME                                 INCOME
                            REVENUES  (LOSS)    REVENUES NET LOSS  REVENUES  (LOSS)
                            -------- ---------  -------- --------  -------- ---------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
   PLATINUM................ $623,503 $(117,784) $468,065 $(64,922) $326,411 $(111,567)
   LBMS....................   23,897     4,469    21,861  (16,318)   41,158      (784)
   Mastering...............   40,966     2,581    21,018   (2,892)   10,168       518
   Logic...................   50,513     4,605    42,540   (3,062)   30,688     1,407
                            -------- ---------  -------- --------  -------- ---------
       Total............... $738,879 $(106,129) $553,484 $(87,194) $408,425 $(110,426)
                            ======== =========  ======== ========  ======== =========
       Net loss per share..          $   (1.36)          $  (1.22)          $   (2.04)
                                     =========           ========           =========

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
PLATINUM technology, inc.:

  We have audited the accompanying consolidated balance sheets of PLATINUM technology, inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLATINUM technology, inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP

Chicago, Illinois
February 9, 1998, except for
Note 18,   which is as of
March 14, 1998.

                         INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
PLATINUM technology, inc.:

  Under date of February 9, 1998 (except as to Note 18, which is as of March 14, 1998), we reported on the consolidated balance sheets of PLATINUM technology, inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

  In our opinion, based on our audits, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP

Chicago, Illinois
February 9, 1998, except for
 Note 18, which is as of March
 14, 1998

                                  SCHEDULE II

                           PLATINUM TECHNOLOGY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

  ALLOWANCE FOR DOUBTFUL
         ACCOUNTS
FOR TRADE AND INSTALLMENT         BEGINNING   BAD DEBT                 ENDING
       RECEIVABLES                 BALANCE    EXPENSE   WRITE-OFFS    BALANCE
-------------------------         ---------- ---------- -----------  ----------
Year ended December 31, 1997..... $3,714,000 $9,146,000 $(8,753,000) $4,107,000
Year ended December 31, 1996.....  2,809,000    905,000         --    3,714,000
Year ended December 31, 1995.....  1,522,000  1,287,000         --    2,809,000

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 16TH DAY OF MARCH, 1998.

                                          Platinum technology, inc.

                                               /s/ Andrew J. Filipowski
                                          By: _________________________________
                                                   Andrew J. Filipowski
                                              President and Chief Executive
                                                         Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


    /s/ Andrew J. Filipowski         President, Chief Executive      March 16, 1998
____________________________________  Officer (principal
        Andrew J. Filipowski          executive officer) and
                                      Chairman of the Board of
                                      Directors

     /s/ Paul L. Humenansky          Executive Vice President,       March 16, 1998
____________________________________  Chief Operations Officer
         Paul L. Humenansky           and Director

    /s/ Michael P. Cullinane         Executive Vice President,       March 16, 1998
____________________________________  Chief Financial Officer
        Michael P. Cullinane          (principal financial and
                                      accounting officer),
                                      Treasurer and Director

       /s/ James E. Cowie            Director                        March 16, 1998
____________________________________
           James E. Cowie

      /s/ Steven D. Devick           Director                        March 16, 1998
____________________________________
          Steven D. Devick

                                     Director
____________________________________
          Gian M. Fulgoni

                                     Director
____________________________________
          Arthur P. Frigo


                                 EXHIBIT INDEX

  EXHIBIT
    NO.                           DESCRIPTION
  -------                         -----------
   4.4     Indenture between the Company and American National Bank
           and Trust Company, as Trustee, dated as of November 18,
           1996.
   4.5     Form of Note for the Company's convertible subordinated
           notes due 2001 (included in Exhibit 4.4).
   4.6     Indenture between the Company and American National Bank
           and Trust Company, as Trustee, dated as of December 15,
           1997.
   4.7     Form of Note for the Company's convertible subordinated
           notes due 2002 (included in Exhibit 4.6).
  10.6     Amended and Restated Employment Agreement between Andrew
           J. Filipowski and the Company, dated as of January 1,
           1996.*
  10.7     Amended and Restated Employment Agreement between Michael
           P. Cullinane and the Company, dated as of January 1,
           1996.*
  10.8     Amended and Restated Employment Agreement between Paul L.
           Humenansky and the Company, dated as of October 28,
           1997.*
  10.42    Credit Agreement, dated as of December 22, 1997, between
           the Company and American National Bank and Trust Company
           of Chicago, as Agent.
  12       Computation of Ratios of Earnings to Fixed Charges.
  21       Subsidiaries of the Company.
  23       Consent of KPMG Peat Marwick LLP with respect to the
           Company's financial statements and financial statement
           schedule.
  27       Financial Data Schedule