Form 10-Q
period 1998-03-31
PLATINUM TECHNOLOGY INC
filed 1998-05-15
CIK 825703

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 11, 1998, there were outstanding 71,596,165 shares of Common Stock, par value $.001, of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements............................................   3
    Independent Auditors' Review Report...................................   3
    Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
     December 31, 1997....................................................   4
    Consolidated Statements of Operations for the three months ended March
     31, 1998 (unaudited) and 1997 (unaudited)............................   5
    Consolidated Statements of Comprehensive Income for the three months
     ended March 31, 1998 (unaudited) and 1997 (unaudited)................   6
    Consolidated Statements of Cash Flows for the three months ended March
     31, 1998 (unaudited) and 1997 (unaudited)............................   7
    Notes to Consolidated Financial Statements............................   8
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  17
  Item 6. Exhibits and Reports on Form 8-K................................  17
SIGNATURES................................................................  18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, comprehensive income, and cash flows for the three month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
April 14, 1998

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     MARCH 31,  DECEMBER 31,
                      ASSETS                           1998         1997
                      ------                        ----------- ------------
                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents.......................   $130,241     $178,138
  Short-term investment securities................    133,271       57,597
  Trade accounts receivable, net of allowances of
   $1,608 and $1,613..............................    197,750      212,731
  Installment accounts receivable, net of
   allowances of $442 and $878....................     25,432       30,043
  Accrued interest and other current assets.......     45,856       32,132
  Refundable income taxes.........................        447          547
                                                     --------     --------
      Total current assets........................    532,997      511,188
                                                     --------     --------
Non-current investment securities.................      7,254       25,553
Property and equipment, net.......................     76,311       77,842
Purchased and developed software, net ............    126,762      116,717
Excess of cost over net assets acquired, net of
 accumulated amortization of $18,872 and $15,975..     49,853       52,759
Non-current installment receivables, net of
 allowances of $680 and $1,616....................     41,066       21,912
Other assets......................................     25,641       28,206
                                                     --------     --------
      Total assets................................   $859,884     $834,177
                                                     ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Acquisition-related payables....................   $ 16,654     $ 15,717
  Income taxes payable............................      3,616        3,698
  Accounts payable................................     20,869       16,091
  Accrued commissions and bonuses.................      7,182       13,357
  Accrued royalties...............................      5,839        7,070
  Accrued restructuring costs.....................      5,671        6,308
  Other accrued liabilities.......................     38,926       42,905
  Current maturities of long-term obligations.....      1,319        1,319
  Deferred revenue................................    119,027      116,374
                                                     --------     --------
      Total current liabilities...................    219,103      222,839
                                                     --------     --------
Acquisition-related payables......................     15,102       18,320
Deferred revenue..................................     71,601       60,435
Deferred rent.....................................      6,379        6,197
Accrued restructuring costs.......................     15,308       16,002
Long-term obligations, net of current maturities .    266,439      266,824
                                                     --------     --------
      Total liabilities...........................    593,932      590,617
                                                     --------     --------
Stockholders' equity:
  Class II preferred stock, $.01 par value;
   authorized 10,000, issued and outstanding
   1,768..........................................         18          --
  Subscribed Class II preferred stock, $.01 par
   value; 1,768 shares subscribed in 1997.........        --            18
  Common stock, $.001 par value; authorized
   180,000, issued and outstanding 64,853 and
   63,860.........................................         65           64
  Paid-in capital.................................    579,365      565,371
  Accumulated deficit.............................   (321,893)    (325,558)
  Accumulated other comprehensive income:
    Unrealized holding gains on marketable
     securities...................................     13,340        8,262
    Foreign currency translation adjustment.......     (4,943)      (4,597)
                                                     --------     --------
      Total stockholders' equity..................    265,952      243,560
                                                     --------     --------
      Total liabilities and stockholders' equity..   $859,884     $834,177
                                                     ========     ========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1998     1997
                                                              ------- --------
Revenues:
  Software products.......................................... $81,344 $ 57,639
  Maintenance................................................  34,403   28,947
  Professional services......................................  42,514   29,037
                                                              ------- --------
    Total revenues........................................... 158,261  115,623
                                                              ------- --------
Costs and expenses:
  Professional services......................................  37,504   28,510
  Product development and support............................  53,329   44,136
  Sales and marketing........................................  52,774   50,472
  General and administrative.................................  13,659   11,468
  Merger costs...............................................     --     3,706
  Acquired in-process technology.............................     --    10,417
                                                              ------- --------
    Total costs and expenses................................. 157,266  148,709
                                                              ------- --------
Operating income (loss)......................................     995  (33,086)
Other income, net............................................   4,248    2,306
                                                              ------- --------
Income (loss) before income taxes............................   5,243  (30,780)
Income taxes.................................................   1,578   (5,511)
                                                              ------- --------
Net income (loss)............................................ $ 3,665 $(25,269)
                                                              ======= ========
Net income (loss) per share:
  Basic...................................................... $  0.06 $  (0.41)
                                                              ======= ========
  Diluted.................................................... $  0.05 $  (0.41)
                                                              ======= ========
Shares used in computing per share amounts:
  Basic......................................................  64,249   60,947
                                                              ======= ========
  Diluted....................................................  70,756   60,947
                                                              ======= ========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    1998            1997
                                                -------------  ----------------
Net income (loss).............................         $3,665          $(25,269)
                                                       ------          --------
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.....           (346)           (2,376)
  Unrealized holding gains (losses) on
   marketable securities:
    Unrealized holding gains (losses) arising
     during the period........................  6,058          (4,736)
    Less reclassification adjustment for gains
     included in net income (loss)............   (980)         (1,980)
                                                -----          ------
      Net.....................................          5,078            (6,716)
                                                       ------          --------
Comprehensive income (loss)...................         $8,397          $(34,361)
                                                       ======          ========




          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Cash flows from operating activities:
  Net income (loss)........................................ $  3,665  $(25,269)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..........................   18,764    12,244
    Acquired in-process technology.........................      --     10,417
    Unrealized net holding losses (gains) on marketable eq-
     uity securities.......................................    4,564    (2,511)
    Realized net gain on sales of investment securities....  (10,854)      (39)
  Sales of trading securities..............................   12,975        77
  Changes in assets and liabilities, net of acquisitions:
    Trade and installment receivables......................      438    38,915
    Deferred income taxes..................................      125    (5,696)
    Accrued interest and other current assets..............  (13,724)   (4,227)
    Accounts payable and accrued liabilities...............   (7,938)  (16,731)
    Deferred maintenance...................................   13,440     4,589
    Income taxes payable...................................       18      (479)
    Other..................................................     (634)   (3,964)
                                                            --------  --------
      Net cash provided by operating activities............   20,839     7,326
                                                            --------  --------
Cash flows from investing activities:
  Purchases of investment securities.......................  (57,129)  (18,005)
  Sales of available-for-sale securities...................      252       --
  Maturities of investment securities......................    1,252     1,000
  Purchases of property and equipment......................   (4,567)   (5,444)
  Purchased and developed software.........................  (17,273)  (12,081)
  Payments for acquisitions................................   (3,281)   (4,128)
  Other assets.............................................      --     (1,685)
                                                            --------  --------
      Net cash used in investing activities................  (80,746)  (40,343)
                                                            --------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and Stock
   Purchase Plan...........................................   12,395     2,470
  Payments on borrowings...................................     (385)   (2,615)
                                                            --------  --------
      Net cash provided by (used in) financing activities..   12,010      (145)
                                                            --------  --------
Net decrease in cash and cash equivalents..................  (47,897)  (33,162)
Cash and cash equivalents at the beginning of the period...  178,138   141,472
                                                            --------  --------
Cash and cash equivalents at the end of the period......... $130,241  $108,310
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

  These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (the "Form 10-K"), as filed with the Securities and Exchange Commission.

  Certain prior period costs and expenses have been reclassified to conform to the current period presentation.

NOTE 2--EARNINGS PER SHARE

  Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents.

NOTE 3--SUBSEQUENT EVENTS

  On April 21, 1998, the Company acquired all of the outstanding capital stock of Mastering, Inc. ("Mastering"), a leading provider of information technology training, in exchange for 6,497,094 shares of the Company's Common Stock, $.001 par value ("Common Stock"), which had a market value, based upon the closing price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $168,100,000 million on the date the acquisition was consummated. In addition, the Company assumed stock options which converted into options to purchase 2,193,219 shares of Common Stock.

  On May 12, 1998, the Company acquired all of the outstanding capital stock of Learmonth and Burchett Management Systems PLC ("LBMS"), a leading provider of process management solutions, in exchange for 2,775,897 shares of the Company's Common Stock, which had a Market Value of approximately $71,900,000 on the date the acquisition was consummated. In addition, the Company exchanged options to purchase 430,736 shares of Common Stock for outstanding LBMS stock options.

  The acquisitions of Mastering and LBMS will be accounted for as poolings of interests. The Company has incurred, and expects to continue to incur, significant costs and expenses in connection with these acquisitions, including investment banking and other professional fees, employees' severance and various other expenses. Such expenses will be recorded as merger costs in the second quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues.

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
STATEMENTS OF OPERATIONS DATA:
  Revenues:
    Software products........................................     51%      50%
    Maintenance..............................................     22       25
    Professional services....................................     27       25
                                                              ------   ------
      Total revenues.........................................    100      100
                                                              ------   ------
  Costs and expenses:
    Professional services....................................     24       25
    Product development and support..........................     34       38
    Sales and marketing......................................     33       44
    General and administrative...............................      8       10
    Merger costs.............................................     --        3
    Acquired in-process technology...........................     --        9
                                                              ------   ------
      Total costs and expenses...............................     99      129
                                                              ------   ------
  Operating income (loss)....................................      1      (29)
  Other income, net..........................................      2        2
                                                              ------   ------
  Income (loss) before income taxes..........................      3      (27)
  Income taxes...............................................      1       (5)
                                                              ------   ------
  Net income (loss)..........................................      2%     (22)%
                                                              ======   ======

 Revenues

  The Company's revenues are derived from three sources: (1) license and upgrade fees for licensing the Company's proprietary and other parties' software products and providing additional processing capacity on already-licensed products, (2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and (3) revenues from the Company's professional services business. Total revenues for the first quarter of 1998 were $158,261,000, an increase of $42,638,000, or 37%, as compared to $115,623,000 for the first quarter of 1997. The Company's database management, systems management and application infrastructure management business units experienced growth of 67%, 48% and 17%, respectively, in total software products and maintenance revenues during the first quarter of 1998 as compared to the first quarter of 1997. Total software products and maintenance revenues for the Company's data warehousing and decision support business unit decreased by 18% in the first quarter of 1998. Revenues for this business unit were higher in the first quarter of 1997 because the Company executed an approximately $6,000,000 data warehousing and decision support transaction in that quarter and did not execute a comparable transaction in the first quarter of 1998.

  The Company has a diversified customer base, with no single customer representing greater than 10% of its total revenues generated in the first quarter of either 1998 or 1997.

  Revenues from domestic (U.S.) customers represented 70% of total revenues for the first quarter of both 1998 and 1997. Domestic revenues are generated primarily by the Company's direct sales force (which visits customer sites to assist with trials, demonstrate product features and close sales transactions) and inside sales force (which predominantly supports the direct sales force by developing sales leads and arranging product evaluations), as well as a telemarketing organization.

  Revenues from international customers, principally in Western Europe, represented 30% of total revenues for the first quarter of both 1998 and 1997. The Company generates the majority of its international revenues through a network of wholly-owned subsidiaries, primarily utilizing a direct sales force.

  The table below sets forth, for the periods indicated, the Company's primary sources of revenues expressed as a percentage of total revenues.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ---------------------
                                                           1998        1997
                                                         ---------   ---------
      Revenues:
        Software products:
          Licenses......................................        34%         40%
          Upgrades......................................        17          10
                                                         ---------   ---------
            Total software products.....................        51          50
                                                         ---------   ---------
        Maintenance.....................................        22          25
        Professional services...........................        27          25
                                                         ---------   ---------
            Total revenues..............................       100%        100%
                                                         =========   =========

  Software Products. Software products revenues for the first quarter of 1998 were $81,344,000, an increase of $23,705,000, or 41%, as compared to $57,639,000 for the first quarter of 1997. The substantial majority of the increase in software products revenues in the first quarter of 1998, as compared to the first quarter of 1997, resulted from increases in the volume of sales of existing products. A smaller, but still significant, portion of the increase related to sales of newly introduced products, while only a small percentage was attributable to price increases. In the first quarter of 1998, the Company's database management, systems management, application infrastructure management and data warehousing and decision support business units represented 49%, 28%, 9% and 14%, respectively, of total software products revenues.

  Maintenance. Maintenance revenues for the first quarter of 1998 were $34,403,000, an increase of $5,456,000, or 19%, as compared to $28,947,000 for the first quarter of 1997. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first-year maintenance fees bundled in certain software product sales. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increase in maintenance revenues was primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Because maintenance fees are implicit in certain new software product licenses, the increase in software licensing transactions also contributed to the increase in maintenance revenues. In the first quarter of 1998, the Company's database management, systems management, application infrastructure management and data warehousing and decision support business units represented 41%, 25%, 13% and 21%, respectively, of total maintenance revenues.

  Professional Services. Professional services revenues are associated with the Company's consulting services business and educational programs. Professional services revenues for the first quarter of 1998 were $42,514,000, an increase of $13,477,000, or 46%, as compared to $29,037,000 for the first quarter of 1997. The growth in professional services revenues was primarily attributable to an increase in billable consultants, as well as a higher ratio of billable hours to total hours worked. To a lesser extent, increases in rates charged per billable hour and revenues associated with a recently acquired consulting business contributed to this growth.

 Costs and Expenses

  Total expenses for the first quarter of 1998 were $157,266,000, an increase of $8,557,000, or 6%, over total expenses of $148,709,000 for the first quarter of 1997. Total expenses for the first quarter of 1998 represented an increase of $22,680,000, or 17%, as compared to $134,586,000 in total expenses, excluding merger costs and acquired in-process technology charges, for the first quarter of 1997. The Company did not incur any merger costs or acquired in-process technology charges in the first quarter of 1998. Total expenses, excluding merger costs and acquired in-process technology costs in the first quarter of 1997, represented 99% and 116% of total revenues for the first quarter of 1998 and 1997, respectively. As a percentage of total revenues, total expenses, excluding merger costs and acquired in-process technology charges, decreased primarily due to overall cost containment efforts and the savings realized from the restructuring plan which was implemented in the second quarter of 1997.

  Professional Services. Costs of professional services for the first quarter of 1998 were $37,504,000, an increase of $8,994,000, or 32%, as compared to $28,510,000 for the first quarter of 1997. The increase in professional services expenses was attributable primarily to higher salary and other direct employment expenses resulting from the Company's continued hiring to support this business. Greater commission and bonus expenses associated with higher professional services revenues and the achievement of management bonus targets, which targets were not achieved during the first quarter of 1997, also contributed to the increase. Professional services expenses represented 88% and 98% of professional services revenues for the first quarter of 1998 and 1997, respectively. In conjunction with the restructuring plan executed in the second quarter of 1997, the Company realigned its professional services business through the consolidation of redundant functions. The savings realized from this restructuring plan, as well as the increased productivity of the consulting staff and the heightened focus by management on operating margins, resulted in the decrease in professional services expenses as a percentage of professional services revenues.

  Product Development and Support. Product development and support expenses for the first quarter of 1998 were $53,329,000, an increase of $9,193,000, or 21%, as compared to $44,136,000 for the first quarter of 1997. The increase in these expenses during the first quarter of 1998, as compared to the first quarter of 1997, was primarily attributable to higher bonus and royalty expenses related to greater revenues and the achievement of management bonus targets, which targets were not achieved during the first quarter of 1997. Additionally, the Company incurred higher employee-related expenses associated with expanded product offerings. Product development and support expenses represented 34% and 38% of total revenues in the first quarter of 1998 and 1997, respectively. During the second quarter of 1997, the Company began consolidating certain product development and support efforts to coincide with its product integration focus. As a result of these consolidation initiatives and overall cost containment efforts, the Company reduced product development and support expenses as a percentage of total revenues during the first quarter of 1998, as compared to the first quarter of 1997. The Company anticipates that product development and support expenses should continue to decrease as a percentage of total revenues during 1998.

  For the first quarter of 1998 and 1997, the Company capitalized $10,411,000 and $9,022,000, respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

  Sales and Marketing. Sales and marketing expenses for the first quarter of 1998 were $52,774,000, an increase of $2,302,000, or 5%, as compared to $50,472,000 for the first quarter of 1997. The increase in these expenses during the first quarter of 1998, as compared to the first quarter of 1997, was primarily attributable to costs related to the significant expansion of the domestic and international outside sales force and higher commission expenses related to the increase in software products revenues. This increase was partially offset by a decrease in expenses related to marketing promotions and advertising campaigns due to a change in the Company's marketing strategy and timing of marketing initiatives. During the first quarter of 1997, the Company incurred substantial expenses associated with a large corporate image marketing campaign. Sales and marketing expenses represented 33% and 44% of total revenues for the first quarter of 1998 and 1997, respectively. The decrease in sales and marketing expenses as a percentage of total revenues during the first quarter of 1998, as compared to the first quarter of 1997, was primarily attributable to the decrease in marketing expenses discussed above, as well as the overall savings realized by the restructuring plan executed during the second quarter of 1997.

  General and Administrative. General and administrative expenses for the first quarter of 1998 were $13,659,000, an increase of $2,191,000, or 19%, as compared to $11,468,000 for the first quarter of 1997. The increase in general and administrative expenses was primarily attributable to higher bonus expenses associated with the achievement of executive bonus targets, which targets were not achieved during the first quarter of 1997. Additionally, the Company incurred higher amortization expense of intangible assets relating to the Company's convertible debt offering executed in December 1997 (see "-- Liquidity and Capital Resources") and higher amortization expense of excess of cost over net assets acquired. General and administrative expenses represented 8% and 10% of total revenues for the first quarter of 1998 and 1997, respectively. The Company's continued focus on overall cost containment efforts contributed to the decrease in general and administrative expenses as a percentage of total revenues.

  Merger Costs. The Company did not incur merger costs during the first quarter of 1998. Merger costs were $3,706,000 for the first quarter of 1997. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company from time to time engages in, and is currently engaged in, discussions relating to acquisitions that may be material in size and/or scope and may involve issuances by the Company of a significant number of shares of Common Stock. The Company continues to pursue merger and acquisition opportunities, because it believes that acquisitions are an essential part of the Company's strategy to compete effectively in its rapidly evolving marketplace. The Company expects to incur merger costs in connection with recently completed and future acquisitions accounted for as poolings of interests. These costs will be expensed in the periods in which the transactions are consummated. See "--Recent Developments" for a description of certain recently completed and pending acquisitions.

  Acquired In-Process Technology. The Company did not incur acquired in-process technology charges during the first quarter of 1998. Acquired in-process technology charges were $10,417,000 for the first quarter of 1997. The acquired in-process technology charges in the first quarter of 1997 related to acquisitions of software companies and product technologies accounted for under the purchase method. In these cases, portions of the purchase prices were allocated to acquired in-process technology.

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

 Operating Income (Loss)

  The Company earned operating income of $995,000 during the first quarter of 1998, compared to an operating loss of $33,086,000 incurred during the first quarter of 1997. The Company had operating margins of 1% and (29)% in the first quarter of 1998 and 1997, respectively. Excluding merger costs and acquired in-process technology charges, the Company would have reported an operating loss of $18,963,000 and an operating margin of (16)% in the first quarter of 1997. For all expense categories (professional services, product development and support, sales and marketing, and general and administrative), the Company experienced a decrease in expenses as a percentage of total revenues during the first quarter of 1998, as compared to the first quarter of 1997. The Company's overall focus on cost containment efforts and the savings realized from the restructuring plan contributed to the improved operating margin in the first quarter of 1998. Although no merger costs or other acquisition-related charges were incurred in the first quarter of 1998, the Company expects to continue to incur such charges (as well as expenses related to the integration of acquired businesses) in future periods, including the second quarter of 1998, which could materially adversely affect operating results in the periods in which such acquisitions are consummated and in subsequent periods.

 Other Income

  Other income for the first quarter of 1998 was $4,248,000, an increase of $1,942,000, or 84%, as compared to $2,306,000 for the first quarter of 1997. The increase in other income was primarily attributable to realized gains on the sales of investment securities; unrealized holding gains on trading securities, the market values of which increased from December 31, 1997 to March 31, 1998; and an increase in interest income on higher cash and investment balances during the first quarter of 1998, as compared to the first quarter of 1997. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to or deductions from other income until the securities are sold. The increase in other income for the first quarter of 1998, as compared to the first quarter of 1997, was partially offset by interest expense on the Company's convertible subordinated notes issued in December 1997. See "--Liquidity and Capital Resources."

 Income Taxes

  The Company's effective tax rate was 30% for the first quarter of 1998, as compared to 33% for the first quarter of 1997, excluding the Federal tax effect of merger costs and acquired in-process technology charges. For the first quarter of 1998, the Company reported income tax expense of $1,578,000 on pre-tax income of $5,243,000. The Company reported an income tax benefit of $5,511,000 on a pre-tax loss of $30,780,000 for the first quarter of 1997.

 Net Income (Loss)

  For the reasons discussed above, the Company earned net income of $3,665,000 in the first quarter of 1998, compared to a net loss of $25,269,000 incurred in the first quarter of 1997. During the first quarter of 1997, the Company incurred merger costs and acquired in-process technology charges, as well as expenses related to the integration of acquired businesses, which contributed significantly to the net loss experienced by the Company. See "--Operating Income (Loss)" above for further discussion.

RECENT DEVELOPMENTS

  On March 14, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire Logic Works, Inc. ("Logic"), a leading provider of data modeling tools. Under the terms of this acquisition, Logic will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 7,240,095 shares of the Company's Common Stock, $.001 par value ("Common Stock"), for all of the outstanding common shares of Logic and to assume stock options which will convert into options to purchase approximately 1,272,072 shares of Common Stock. This acquisition, which is expected to be consummated in the second quarter of 1998, is subject to the approval of the stockholders of Logic and customary legal and regulatory conditions. This acquisition is expected to be accounted for as a pooling of interests. Costs incurred in connection with this transaction will be expensed in the quarter in which the acquisition is consummated.

  On April 21, 1998, the Company acquired all of the outstanding capital stock of Mastering, Inc. ("Mastering"), a leading provider of information technology training, in exchange for 6,497,094 shares of Common Stock, which had a market value, based upon the closing price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $168,100,000 million on the date the acquisition was consummated. In addition, the Company assumed stock options which converted into options to purchase 2,193,219 shares of Common Stock.

  On May 12, 1998, the Company acquired all of the outstanding capital stock of Learmonth and Burchett Management Systems PLC ("LBMS"), a leading provider of process management solutions, in exchange for 2,775,897 shares of Common Stock, which had a Market Value of approximately $71,900,000 million on the date the acquisition was consummated. In addition, the Company exchanged options to purchase 430,736 shares of Common Stock for outstanding LBMS stock options.

  The acquisitions of Mastering and LBMS will be accounted for as poolings of interests. The Company has incurred, and expects to continue to incur, significant costs and expenses in connection with these acquisitions, including investment banking and other professional fees, employees' severance and various other expenses. Such expenses will be recorded as merger costs in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1998, the Company held approximately $270,766,000 of cash, cash equivalents and investments, as compared to $261,288,000 as of December 31, 1997. For the three months ended March 31, 1998, cash and cash equivalents decreased $47,897,000, from $178,138,000 at the beginning of the period to $130,241,000 at the end of the period. This decrease was primarily attributable to cash used in investing activities of $80,746,000. The principal components of investing activities were purchases of investments of $57,129,000 and purchased and developed software costs of $17,273,000. The cash used in investing activities was partially offset by cash provided by operating and financing activities of $20,839,000 and $12,010,000, respectively. The positive cash flow from operating activities was reduced by an increase in accrued interest and other current assets of $13,724,000 and a decrease in accounts payable and accrued liabilities of $7,938,000. Cash flows from operating activities in the first quarter of 1998 included proceeds from the sales of trading securities of $12,975,000. Proceeds of $12,395,000 from certain employees' exercises of stock options and purchases of Common Stock under the Company's Stock Purchase Plan represented the primary source of cash provided by financing activities. Prior to the fourth quarter of 1997, the Company reported trade and installment receivables on a gross basis and the sales of installment receivables as a financing activity. The Company now reports trade and installment receivables, net of such sales, as an operating activity. For the first quarter of 1997, cash and cash equivalents decreased $33,162,000, from $141,472,000 at the beginning of the period to $108,310,000 at the end of the period. Cash used in investing activities of $40,343,000 was partially offset by cash provided by operating activities of $7,326,000.

  In recent years, the Company's sources of liquidity have primarily been funds from capital markets and the sales of installment receivables. The Company believes the funding available to it from these sources, as well as cash flows from operations, will be sufficient to satisfy its working capital and debt service requirements for the foreseeable future. The Company's capital requirements are primarily dependent on management's business plan regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the conditions of financial markets.

  The Company had trade and installment accounts receivable, net of allowances, of $264,248,000 and $264,686,000 at March 31, 1998 and December 31, 1997, respectively. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month.

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

  The Company has continued to execute an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements, primarily attributable to sales of product bundles and integrated product suites. Consequently, the Company's volume of installment receivable sales has continued to increase since 1995. The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of an amount representing the interest to be earned by the finance company. The finance company collects customer remittances over the term of the agreement. Proceeds from the sale of receivables were approximately $60,000,000 and $40,000,000 for the first quarter of 1998 and 1997, respectively. The proceeds received in the first quarter of 1998 related to transactions for which a substantial portion of the associated revenues were recognized in the first quarter of 1998 and prior periods, while the remaining portion related to deferred maintenance and services revenues. However, the Company also recognized deferred maintenance and services revenues in the first quarter of 1998 for which the Company had previously received proceeds from sales of the related installment receivables.

  There were no accounts receivable sold with recourse during the first quarter of 1998 or 1997, and as of March 31, 1998, there were no remaining potential recourse obligations for accounts receivable sold with recourse. The Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Under the terms of that agreement, potential recourse obligations at March 31, 1998 and 1997 were approximately $14,672,000 and $8,558,000, respectively. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and determined the potential liability to be minimal.

  The Company had long-term acquisition-related payables of $15,102,000 and $18,320,000 and other long-term obligations of $266,439,000 and $266,824,000 as of March 31, 1998 and December 31, 1997, respectively. The convertible subordinated notes issued by the Company in November 1996 and December 1997 constituted the majority of the balances in long-term obligations at March 31, 1998 and December 31, 1997. The Company completed an offering of convertible subordinated notes due December 15, 2002 in December 1997 (the "1997 Notes"). The 1997 Notes bear interest at 6.25% annually, and the holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The Company received proceeds, net of issuance costs, of $144,967,000 from the offering of the 1997 Notes. The Company completed an offering of convertible subordinated notes due November 15, 2001 in November 1996 (the "1996 Notes"). The 1996 Notes bear interest at 6.75% annually, and the holders of the 1996 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The Company received proceeds, net of issuance costs, of $110,783,000 from the offering of the 1996 Notes. The Company currently has total debt service obligations of approximately $35,000,000 for 1998, consisting primarily of obligations to pay interest on the 1996 Notes and the 1997 Notes, as well as acquisition-related payables. Based on current outstanding indebtedness, the Company estimates its debt service requirements to be approximately $36,000,000, $18,000,000, $132,000,000 and $160,000,000 for 1999, 2000, 2001 and 2002, respectively, which amounts include the outstanding principal balance of the 1996 Notes in 2001 and the outstanding principal balance of the 1997 Notes in 2002.

  The Company currently has an unsecured bank line of credit of $55,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of May 11, 1998, the Company had no outstanding borrowings under this line of credit, but had aggregate letters of credit outstanding for approximately $2,933,000, with expiration dates ranging from September 1998 to July 1999. These letters of credit reduce the available line of credit balance. Under this credit agreement, the Company has agreed:
(i) to maintain a ratio of current assets to current liabilities of at least
1.0 to 1.0; (ii) to maintain a tangible net worth of not less than $100,000,000; and (iii) not to permit its ratio of total liabilities to tangible net worth to at any time exceed 1.0 to 1.0.

FOREIGN CURRENCY EXCHANGE RATES

  To date, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations or liquidity. However, the Company closely monitors its foreign operations and net asset position to ascertain the need for hedging foreign currency exchange risk. Since 1997, the only exposure related to foreign currency exchange for which the Company has considered hedging appropriate has been related to short-term intercompany balances. These non-functional currency balances are hedged by purchases and sales of forward exchange contracts to reduce this exchange rate exposure. At March 31, 1998, the Company held an aggregate of approximately $31,557,000 in notional amount of forward exchange contracts. As the Company's operations expand in international regions outside Western Europe, where the Company's international operations are currently concentrated, the Company may increasingly hedge foreign currency exchange risk.

YEAR 2000 CONSIDERATIONS

  During 1997, the Company substantially completed the implementation of an enterprise-wide financial accounting system which is Year 2000 compliant. Further, the Company has evaluated its internal software and computer systems and believes its costs associated with addressing, and risk of operational disruption from internal software or systems failures relating to, Year 2000 issues will be minimal.

  The Company believes that some of its customers may allocate a substantial portion of their 1998 and 1999 IT budgets to products and services addressing the Year 2000 problem. The Company is unable to determine whether this trend will negatively impact sales of its traditional product offerings, but believes that it may lead to increased sales of its Year 2000 products and services.

  All of the software products which the Company currently sells or maintains are Year 2000 compliant. However, certain of the Company's customers who have discontinued maintenance may be running old product versions that are not Year 2000 compliant. Because the Company's products are typically used in high volume information systems that are critical to customers' operations, business interruptions, loss or corruption of data or other major problems resulting from a failure of a product to process Year 2000 data correctly could have significant adverse consequences to customers. Although the Company believes that its software license agreements provide it with substantial protection against liability, the Company cannot currently predict whether or to what extent any legal claims will be brought against the Company, or whether the Company will otherwise be adversely affected, as a result of any such adverse consequences to its customers.

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

SAFE HARBOR PROVISION

  This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to develop and market existing and acquired products for the IT infrastructure market; the Company's ability to successfully integrate its acquired products, services and businesses and continue its acquisition strategy; risks relating to the Year 2000 challenge; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the IT infrastructure and professional services markets; currency exchange rate fluctuations, collection of receivables, compliance with foreign laws and other risks inherent in conducting international business; risks associated with conducting a consulting services business; general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services; charges and costs related to acquisitions; and the Company's ability to protect its proprietary software rights from infringement or misappropriation, to maintain or enhance its relationships with relational database vendors, and to attract and retain key employees. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances or otherwise.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes V. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France). Altai, Inc. ("Altai"), a wholly-owned subsidiary of the Company, is involved in a suit in France which concerns copyright infringement claims identical to those on which Altai previously prevailed against Computer Associates International, Inc. ("CAI") in the United States. The French appellate court granted Altai's request that the U.S. appellate court's copyright ruling should bind the Commercial Court of Bobigny as a matter of law. In January 1995, the French appellate court issued a decision rejecting CAI's claim of copyright infringement. CAI's subsequent appeal in the French appellate court is still pending. In May 1998, the U.S. Supreme Court denied Altai's petition for certiorari on motions that the U.S. court decisions are binding with respect to the French case. Therefore, CAI's appeal in the French appellate court can proceed. See the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. Exhibits

     Exhibit 11 Basic and Diluted Earnings Per Share Calculations.
     Exhibit 15 Acknowledgment of Independent Certified Public Accountants
                 Regarding
                 Independent Auditors' Review Report.
     Exhibit 27 Financial Data Schedule.

  B. Reports on Form 8-K:

  The Company filed a Current Report on Form 8-K dated January 27, 1998 (the "January Form 8-K"), pursuant to Item 5 thereof, to update and amend certain information and disclosures previously reported by the Company pursuant to the Securities Exchange Act of 1934, to reflect the Company's 1997 acquisitions of Australian Technology Resources Pty Limited and I&S Informationstechnik and Services GmbH (collectively, the "Acquisitions"). The January Form 8-K includes the following audited consolidated financial statements of the Company, restated to reflect the Acquisitions as poolings of interests: (i) balance sheets as of December 31, 1995 and 1996, and (ii) statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996.

  The Company filed a Current Report on Form 8-K dated March 3, 1998, pursuant to Items 5 and 7 thereof, (i) to report the issuance of a press release announcing the Company's results of operations for the fourth quarter of 1997 and the year ended December 31, 1997, (ii) to report the Company's execution of an agreement to acquire Mastering, Inc. and the issuance of a press release in connection therewith; and (iii) to file certain related exhibits.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Platinum technology, inc.

                                                /s/ Andrew J. Filipowski
                                          By: _________________________________
                                                   Andrew J. Filipowski
                                            President, Chief Executive Officer
                                             (principal executive officer) and
                                            Chairman of the Board of Directors

Date: May 15, 1998

                                                /s/ Michael P. Cullinane
                                          By: _________________________________
                                                   Michael P. Cullinane
                                              Executive Vice President, Chief
                                                         Financial
                                             Officer (principal financial and
                                                        accounting
                                            officer), Treasurer and a Director

Date: May 15, 1998