Form 10-Q
period 1998-06-30
PLATINUM TECHNOLOGY INC
filed 1998-08-14
CIK 825703

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

(Mark
One)

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 1998

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  AS OF AUGUST 11, 1998, THERE WERE OUTSTANDING 85,796,685 SHARES OF COMMON STOCK, PAR VALUE $.001, OF THE REGISTRANT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Independent Auditors' Review Report...................................   3
    Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
     December 31, 1997....................................................   4
    Consolidated Statements of Operations for the three months and six
     months ended June 30, 1998 (unaudited) and 1997 (unaudited)..........   5
    Consolidated Statements of Comprehensive Income for the three months
     and six months ended June 30, 1998 (unaudited) and 1997 (unaudited)..   6
    Consolidated Statements of Cash Flows for the six months ended June
     30, 1998 (unaudited) and 1997 (unaudited)............................   7
    Notes to Consolidated Financial Statements............................   8
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  20
  Item 2. Changes in Securities and Use of Proceeds.......................  20
  Item 4. Submission of Matters to a Vote of Security-Holders.............  20
  Item 6. Exhibits and Reports on Form 8-K................................  21
SIGNATURES................................................................  22

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

  We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the supplemental consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of December 31, 1997, and the related supplemental consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 28, 1998, we expressed an unqualified opinion on those supplemental consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ KPMG Peat Marwick LLP

Chicago, Illinois
July 14, 1998

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 30,   DECEMBER 31,
                          ASSETS                                1998         1997
                          ------                             ----------- ------------
                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents................................   $176,620     $233,024
  Short-term investment securities.........................    124,221       79,699
  Trade accounts receivable, net of allowances of $3,821
   and $4,788..............................................    212,873      227,964
  Installment accounts receivable, net of allowances of
   $667 and $878...........................................     28,946       30,043
  Accrued interest and other current assets................     55,696       37,090
  Refundable income taxes..................................        605          753
                                                              --------     --------
      Total current assets.................................    598,961      608,573
                                                              --------     --------
Non-current investment securities..........................     11,956       45,481
Property and equipment, net................................     86,255       92,165
Purchased and developed software, net .....................    138,476      117,213
Excess of cost over net assets acquired, net of accumulated
 amortization of $21,720 and $15,975.......................     63,612       52,759
Non-current installment receivables, net of allowances of
 $1,305 and $1,616.........................................     44,444       21,912
Other assets...............................................     37,611       34,804
                                                              --------     --------
      Total assets.........................................   $981,315     $972,907
                                                              ========     ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Acquisition-related payables.............................   $ 20,470     $ 15,717
  Income taxes payable.....................................      5,473        4,165
  Accounts payable.........................................     19,365       23,294
  Accrued commissions and bonuses..........................     12,610       16,237
  Accrued royalties........................................      6,427        7,215
  Accrued restructuring costs..............................      7,119        7,391
  Other accrued liabilities................................     65,305       51,946
  Current maturities of long-term obligations..............      1,633        1,619
  Deferred revenue.........................................    134,099      128,326
                                                              --------     --------
      Total current liabilities............................    272,501      255,910
                                                              --------     --------
Acquisition-related payables...............................     12,146       18,320
Deferred revenue...........................................     69,222       60,435
Deferred rent..............................................      6,500        6,197
Accrued restructuring costs................................     18,111       21,930
Long-term obligations, net of current maturities...........    268,414      267,239
                                                              --------     --------
      Total liabilities....................................    646,894      630,031
                                                              --------     --------
Stockholders' equity:
  Class II preferred stock, $.01 par value; authorized
   10,000 shares, issued and outstanding 1,768.............         18          --
  Subscribed Class II preferred stock, $.01 par value;
   1,768 shares subscribed in 1997.........................        --            18
  Common stock, $.001 par value; authorized 180,000 shares,
   issued and outstanding 84,094 and 80,239................         84           80
  Paid-in capital..........................................    749,992      691,609
  Accumulated deficit......................................   (410,899)    (352,450)
  Accumulated other comprehensive income:
    Unrealized holding gains on marketable securities......      1,659        8,466
    Foreign currency translation adjustment................     (6,433)      (4,847)
                                                              --------     --------
      Total stockholders' equity...........................    334,421      342,876
                                                              --------     --------
      Total liabilities and stockholders' equity...........   $981,315     $972,907
                                                              ========     ========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          THREE MONTHS
                                              ENDED         SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
                                        ------------------  ------------------
                                          1998     1997*      1998     1997*
                                        --------  --------  --------  --------
Revenues:
  Software products.................... $113,408  $ 84,160  $204,861  $153,369
  Maintenance..........................   42,698    34,647    81,617    67,064
  Professional services................   61,329    45,375   116,675    84,939
                                        --------  --------  --------  --------
    Total revenues.....................  217,435   164,182   403,153   305,372
                                        --------  --------  --------  --------
Costs and expenses:
  Professional services................   54,660    41,178   105,153    79,166
  Product development and support......   59,299    51,161   116,970    98,919
  Sales and marketing..................   73,834    58,437   134,814   117,593
  General and administrative...........   16,510    24,420    32,813    37,797
  Restructuring charges................       --    56,063        --    56,063
  Merger costs.........................   39,965        --    39,965     3,706
  Acquired in-process technology.......   30,465     6,747    30,465    17,164
                                        --------  --------  --------  --------
    Total costs and expenses...........  274,733   238,006   460,180   410,408
                                        --------  --------  --------  --------
Operating loss.........................  (57,298)  (73,824)  (57,027) (105,036)
Other income, net......................    4,628     6,162    10,019     9,187
                                        --------  --------  --------  --------
Loss from continuing operations before
 income taxes..........................  (52,670)  (67,662)  (47,008)  (95,849)
Income taxes...........................    5,334     7,681     7,534     2,737
                                        --------  --------  --------  --------
Net loss from continuing operations....  (58,004)  (75,343)  (54,542)  (98,586)
                                        --------  --------  --------  --------
Loss from discontinued operations, net
 of tax benefit of
 $901 and $831.........................      --     (1,477)      --     (1,278)
                                        --------  --------  --------  --------
Net loss............................... $(58,004) $(76,820) $(54,542) $(99,864)
                                        ========  ========  ========  ========
Net loss per share--basic.............. $  (0.70) $  (0.99) $  (0.67) $  (1.30)
                                        ========  ========  ========  ========
Shares used in computing per share
 amounts--basic........................   82,331    77,404    81,642    77,003
                                        ========  ========  ========  ========

--------
* Results for the three and six months ended June 30, 1997 are restated for acquisitions accounted for using the pooling-of-interests method.

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                          THREE MONTHS
                                              ENDED          SIX MONTHS ENDED
                                            JUNE 30,             JUNE 30,
                                        ------------------  -------------------
                                          1998     1997*      1998      1997*
                                        --------  --------  --------  ---------
Net loss............................... $(58,004) $(76,820) $(54,542) $ (99,864)
                                        --------  --------  --------  ---------
Other comprehensive income (loss), net
 of tax:
  Foreign currency translation
   adjustment..........................   (1,000)      422    (1,586)    (2,116)
                                        --------  --------  --------  ---------
  Unrealized holding gains (losses) on
   marketable securities:
    Unrealized holding gains (losses)
     arising during the period.........   (6,388)    5,253      (292)       538
    Less reclassification adjustment
     for gains included in net loss....   (5,535)   (4,980)   (6,515)    (6,960)
                                        --------  --------  --------  ---------
      Change in unrealized holding
       gains (losses) for the period...  (11,923)      273    (6,807)    (6,422)
                                        --------  --------  --------  ---------
Comprehensive loss..................... $(70,927) $(76,125) $(62,935) $(108,402)
                                        ========  ========  ========  =========

--------
* Results for the three and six months ended June 30, 1997 are restated for acquisitions accounted for using the pooling-of-interests method.


          See accompanying notes to consolidated financial statements.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1998      1997*
                                                           ---------  --------
Cash flows from operating activities:
  Net loss................................................ $ (54,542) $(99,864)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation and amortization.........................    39,638    29,054
    Acquired in-process technology........................    30,465    17,164
    Write-off of fixed assets, capitalized software and
     other intangible assets in conjunction with the
     restructuring plan...................................       --     19,687
    Unrealized net holding gains on marketable equity
     securities...........................................      (376)   (5,050)
    Realized net gain on sales of investment securities...   (12,069)   (3,596)
    Noncash compensation..................................       --         56
  Sales of trading securities.............................    13,918     4,598
  Changes in assets and liabilities, net of acquisitions:
    Trade and installment receivables.....................    (5,998)   27,944
    Deferred income taxes.................................     5,204      (351)
    Accrued interest and other current assets.............   (18,597)  (12,455)
    Accounts payable and accrued liabilities..............    12,382    24,865
    Deferred revenue......................................    13,532     9,548
    Income taxes payable..................................     1,337      (528)
    Other.................................................    (4,833)   (6,963)
                                                           ---------  --------
      Net cash provided by operating activities...........    20,061     4,109
                                                           ---------  --------
Cash flows from investing activities:
  Purchases of investment securities......................  (151,690)  (30,754)
  Sales of available-for-sale securities..................     4,508     8,079
  Maturities of investment securities.....................   122,400     7,098
  Purchases of property and equipment.....................   (15,324)  (15,291)
  Purchased and developed software........................   (35,486)  (30,897)
  Payments for acquisitions...............................   (22,562)   (8,998)
  Other assets............................................    (1,366)   (2,685)
                                                           ---------  --------
      Net cash used in investing activities...............   (99,520)  (73,448)
                                                           ---------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and Stock
   Purchase Plan..........................................    24,867     8,645
  Payments on borrowings..................................    (1,427)   (4,482)
                                                           ---------  --------
      Net cash provided by financing activities...........    23,440     4,163
                                                           ---------  --------
Adjustment to conform fiscal years of pooled businesses...      (385)      254
                                                           ---------  --------
Net decrease in cash and cash equivalents.................   (56,404)  (64,922)
Cash and cash equivalents at the beginning of the period..   233,024   178,661
                                                           ---------  --------
Cash and cash equivalents at the end of the period........ $ 176,620  $113,739
                                                           =========  ========

--------
  * Cash flows for the six months ended June 30, 1997 are restated for acquisitions accounted for using the pooling-of-interests method.

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

  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K (the "Form 10-K") and the Company's audited supplemental consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Current Report on Form 8-K dated August 4, 1998 (the "Form 8-K"), each as filed with the Securities and Exchange Commission. The Company filed the Form 8-K to include "Selected Supplemental Consolidated Financial Data," "Supplemental Management's Discussion and Analysis of Financial Condition and Results of Operations" and Supplemental Consolidated Financial Statements of the Company, and related notes and schedules thereto, for the periods, and as of the dates, covered by the Form 10-K. This supplemental financial information has been restated to give retroactive effect to the acquisitions of Mastering, Inc. ("Mastering"), Learmonth and Burchett Management Systems Plc ("LBMS") and Logic Works, Inc. ("Logic Works"), each of which has been accounted for as a pooling of interests (see "Note 3--Business Combinations" below). The Supplemental Consolidated Financial Statements become the historical consolidated financial statements of the Company upon the filing of this Quarterly Report on Form 10-Q.

  Certain prior period costs and expenses have been reclassified to conform to the current period presentation.

NOTE 2--EARNINGS PER SHARE

  Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents. Because the Company reported a net loss for the three and six month periods ended June 30, 1998 and 1997, per share amounts have been presented under the basic method only.

NOTE 3--BUSINESS COMBINATIONS

  On April 21, 1998, the Company acquired all of the outstanding capital stock of Mastering, Inc. ("Mastering"), a leading provider of information technology training, in exchange for 6,497,094 shares of the Company's Common Stock, $.001 par value ("Common Stock"), which had a market value, based upon the closing price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $168,100,000 on the date the acquisition was consummated. In addition, the Company assumed stock options which converted into options to purchase 2,193,219 shares of Common Stock.

  On May 12, 1998, the Company acquired all of the outstanding capital stock of Learmonth and Burchett Management Systems Plc ("LBMS"), a leading provider of process management solutions, in exchange for 2,775,595 shares of the Company's Common Stock, which had a Market Value of approximately $72,000,000 on the date the acquisition was consummated. In addition, the Company exchanged options to purchase 430,736 shares of Common Stock for outstanding LBMS stock options.

  On May 28, 1998, the Company acquired all of the outstanding capital stock of Logic Works, Inc. ("Logic Works"), a leading provider of data modeling tools, in exchange for 7,424,447 shares of the Company's Common Stock, which had a Market Value of approximately $197,200,000 on the date the acquisition was

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES consummated. In addition, the Company assumed stock options which converted into options to purchase 1,160,609 shares of Common Stock.

  Each of the aforementioned transactions was accounted for as a pooling of interests.

  On June 12, 1998, the Company acquired all of the outstanding capital stock of Geneva Software, Inc. ("Geneva Software"), a leading provider of network management tools, in exchange for 920,615 shares of Common Stock, which had a Market Value of approximately $22,200,000 at the time of the acquisition. These shares of Common Stock were issued pursuant to the Company's Registration Statement on Form S-1 (Registration No. 333-07783). This acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the second quarter of 1998. The pro forma operating results (as if Geneva Software had been acquired at the beginning of each period presented) are not material to the accompanying consolidated financial statements.

  During the second quarter of 1998, the Company also acquired certain other software businesses and product technologies, in transactions accounted for as purchases, for an aggregate purchase price of approximately $20,000,000.

  The Company incurred significant costs and expenses in connection with these acquisitions, including investment banking and other professional fees, employees' severance and various other expenses. Such expenses were recorded as part of the purchase price in connection with the acquisitions accounted for as purchases. For the acquisitions accounted for as poolings of interests, these expenses were recorded as merger costs in the second quarter of 1998.

  The following unaudited information reconciles total revenues and net loss of PLATINUM as reported in the Form 10-K with the amounts presented in the accompanying unaudited statements of operations for the six months ended June 30, 1997, as well as the separate results of operations for the six months ended June 30, 1998 of Mastering, LBMS and Logic Works during the periods preceding their acquisition. The 1998 results for Mastering and LBMS represent the four months ended April 30, 1998. The 1998 results for Logic Works represent the five months ended May 31, 1998.

                                          SIX MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30, 1998      JUNE 30, 1997
                                         ------------------- ------------------
                                                                         NET
                                                  NET INCOME           INCOME
                                         REVENUES   (LOSS)   REVENUES  (LOSS)
                                         -------- ---------- -------- ---------
      PLATINUM (1)......................                     $252,061 $(104,202)
        Mastering....................... $13,428   $(5,078)    18,704       380
        LBMS............................   5,981      (865)    12,086     3,098
        Logic Works.....................  21,191       575     22,521       860
                                                             -------- ---------
          Total.........................                     $305,372 $ (99,864)
                                                             ======== =========

--------
(1) Represents the historical results of PLATINUM as reported in the Form 10-K without considering the effect of the pooling-of-interests transactions consummated in 1998. All merger costs are reflected in the historical results of PLATINUM.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  During the first six months of 1998, the Company consummated acquisitions of Mastering, Inc. ("Mastering"), Learmonth and Burchett Management Systems Plc ("LBMS") and Logic Works, Inc. ("Logic Works"), each of which has been accounted for using the pooling-of-interests method. As a result, the Company's Consolidated Financial Statements included herein are presented as if the Company and such acquired companies had been consolidated for all periods presented. Information regarding the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to these acquisitions. In addition, the Company has consummated a number of acquisitions accounted for as purchases, in which cases the acquired businesses have been included in the Company's results of operations beginning with the effective dates of the acquisitions.

RESULTS OF OPERATIONS

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues.

                                                                         SIX
                                                  THREE MONTHS         MONTHS
                                                      ENDED             ENDED
                                                    JUNE 30,          JUNE 30,
                                                  ----------------    -----------
                                                   1998      1997     1998   1997
                                                  ------    ------    ----   ----
STATEMENTS OF OPERATIONS DATA:
  Revenues:
    Software products............................     52%       51%    51%    50%
    Maintenance..................................     20        21     20     22
    Professional services........................     28        28     29     28
                                                  ------    ------    ---    ---
      Total revenues.............................    100       100    100    100
                                                  ------    ------    ---    ---
  Costs and expenses:
    Professional services........................     25        25     26     26
    Product development and support..............     27        31     29     32
    Sales and marketing..........................     34        36     33     39
    General and administrative...................      8        15      8     12
    Restructuring charges........................    --         34    --      18
    Merger costs.................................     18       --      10      1
    Acquired in-process technology...............     14         4      8      6
                                                  ------    ------    ---    ---
      Total costs and expenses...................    126       145    114    134
                                                  ------    ------    ---    ---
  Operating loss.................................    (26)      (45)   (14)   (34)
  Other income, net..............................      2         4      2      3
                                                  ------    ------    ---    ---
  Loss from continuing operations before income
   taxes.........................................    (24)      (41)   (12)   (31)
  Income taxes...................................      3         5      2      1
                                                  ------    ------    ---    ---
  Net loss from continuing operations............    (27)      (46)   (14)   (32)
                                                  ------    ------    ---    ---
  Loss from discontinued operations, net of tax
   benefit.......................................    --         (1)   --      (1)
                                                  ------    ------    ---    ---
  Net loss.......................................    (27)%     (47)%  (14)%  (33)%
                                                  ======    ======    ===    ===

 Revenues

  The Company's revenues are derived from three sources: (1) license and upgrade fees for licensing the Company's proprietary and other parties' software products and providing additional processing capacity on already-licensed products, (2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and (3) revenues from the Company's professional services business. Total revenues for the second quarter of 1998 were $217,435,000, an increase of $53,253,000, or 32%, as compared to $164,182,000 for the second quarter of 1997. Total revenues for the first six months of 1998 were $403,153,000, an increase of $97,781,000, or 32%, as compared to $305,372,000 for the same period in 1997. The Company's database management (principally products relating to IBM's DB2 relational database management software), systems management, application lifecycle, and data warehousing and decision support business units experienced growth of 39%, 58%, 16% and 1%, respectively, in total software products and maintenance revenues during the second quarter of 1998, as compared to the second quarter of 1997. For the first six months of 1998, as compared to the same period in 1997, the database management, systems management and application lifecycle business units experienced growth of 53%, 54% and 9%, respectively, in total software products and maintenance revenues. Total software products and maintenance revenues for the Company's data warehousing and decision support business unit decreased by 8% for the first six months of 1998, as compared to the same period in 1997. Revenues for this business unit were higher in the first six months of 1997 because the Company executed a data warehousing and decision support transaction for approximately $6,000,000 in that period and did not execute a comparable transaction in the first six months of 1998. Revenues from international customers, principally in Western Europe, represented 28% of total revenues for the second quarter of both 1998 and 1997 and 27% for the first six months of both 1998 and 1997.

  The Company has a diversified customer base, with no single customer representing greater than 10% of its total revenues generated in the second quarter or first six months of either 1998 or 1997. The Company estimates that sales to repeat customers represented over 90% of its revenues generated in the second quarter and first six months of both 1998 and 1997.

  The table below sets forth, for the periods indicated, the Company's primary sources of revenues expressed as a percentage of total revenues.

                                                                        SIX
                                                   THREE MONTHS       MONTHS
                                                       ENDED           ENDED
                                                     JUNE 30,        JUNE 30,
                                                   ---------------   ----------
                                                    1998     1997    1998  1997
                                                   ------   ------   ----  ----
      Revenues:
        Software products:
          Licenses................................     33%      39%   34%   40%
          Upgrades................................     19       12    17    10
                                                   ------   ------   ---   ---
            Total software products...............     52       51    51    50
                                                   ------   ------   ---   ---
        Maintenance...............................     20       21    20    22
        Professional services.....................     28       28    29    28
                                                   ------   ------   ---   ---
            Total revenues........................    100%     100%  100%  100%
                                                   ======   ======   ===   ===

  Software Products. Software products revenues for the second quarter of 1998 were $113,408,000, an increase of $29,248,000, or 35%, as compared to $84,160,000 for the second quarter of 1997. Software products revenues for the first six months of 1998 were $204,861,000, an increase of $51,492,000, or 34%, as compared to $153,369,000 for the first six months of 1997. The substantial majority of the increase in software products revenues in the second quarter and first six months of 1998, as compared to the same periods in 1997, resulted from increases in the volume of sales of existing products. A smaller, but still significant, portion of the increase related to sales of newly introduced products, while only a small percentage was attributable to price increases. In the second quarter of 1998, the Company's database management, systems management, application lifecycle, and data warehousing and decision support business units represented 34%, 33%, 19% and 14%, respectively, of total software products revenues. In the first six months of 1998, the Company's database management, systems management, application lifecycle, and data warehousing and decision support business units represented 38%, 29%, 19% and 14%, respectively, of total software products revenues.

  Maintenance. Maintenance revenues for the second quarter of 1998 were $42,698,000, an increase of $8,051,000, or 23%, as compared to $34,647,000 for the second quarter of 1997. Maintenance revenues for the first six months of 1998 were $81,617,000, an increase of $14,553,000, or 22%, as compared to $67,064,000 for the same period in 1997. The increase in maintenance revenues in the second quarter and first six months of 1998, as compared to the same periods in 1997, was primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Because maintenance fees are implicit in certain new software product licenses, the increase in software licensing transactions also contributed to the increase in maintenance revenues. In the second quarter of 1998, the Company's database management, systems management, application lifecycle, and data warehousing and decision support business units represented 37%, 23%, 21% and 19%, respectively, of total maintenance revenues. In the first six months of 1998, the Company's database management, systems management, application lifecycle, and data warehousing and decision support business units represented 37%, 22%, 22% and 19%, respectively, of total maintenance revenues.

  Professional Services. Professional services revenues for the second quarter of 1998 were $61,329,000, an increase of $15,954,000, or 35%, as compared to $45,375,000 for the second quarter of 1997. Professional services revenues for the first six months of 1998 were $116,675,000, an increase of $31,736,000, or 37%, as compared to $84,939,000 for the same period in 1997. The growth in professional services revenues during the second quarter and first six months of 1998 was primarily attributable to an increase in billable consultants, as well as a higher ratio of billable hours to total hours worked ("utilization rate"). To a lesser extent, increases in rates charged per billable hour and revenues associated with recently acquired consulting businesses contributed to this growth.

 Costs and Expenses

  Total expenses for the second quarter of 1998 were $274,733,000, an increase of $36,727,000, or 15%, over total expenses of $238,006,000 for the second quarter of 1997. Total expenses for the first six months of 1998 were $460,180,000, an increase of $49,772,000, or 12%, as compared to $410,408,000 for the same period in 1997. Excluding restructuring charges, merger costs, acquired in-process technology charges and the integration-related charges discussed under "General and Administrative" below (collectively, "Special Charges"), total expenses for the second quarter of 1998 of $204,303,000 represented an increase of $42,620,000, or 26%, as compared to $161,683,000 for the second quarter of 1997. Excluding Special Charges, total expenses for the first six months of 1998 of $389,750,000 represented an increase of $69,788,000, or 22%, as compared to $319,962,000 for the same prior-year period. Total expenses, excluding Special Charges, represented 94% and 97% of total revenues for the second quarter and first six months of 1998, respectively, as compared to 98% and 105% for the same periods in 1997. As a percentage of total revenues, total expenses, excluding Special Charges, decreased in the second quarter and first six months of 1998 primarily due to overall cost containment efforts and the savings realized by the restructuring plan implemented in May 1997.

  Professional Services. Costs of professional services for the second quarter of 1998 were $54,660,000, an increase of $13,482,000, or 33%, as compared to $41,178,000 for the second quarter of 1997. Costs of professional services for the first six months of 1998 were $105,153,000, an increase of $25,987,000, or 33%, as compared to $79,166,000 for the first six months of 1997. The increase in professional services expenses in the second quarter and first six months of 1998, as compared to the same periods in 1997, was primarily attributable to an increase in the number of consultants resulting from the Company's continued hiring to support this business, as well as recent acquisitions. Greater commission and bonus expenses associated with higher professional services revenues during these periods also contributed to the increase. Professional services expenses represented 89% and 90% of professional services revenues for the second quarter and first six months of 1998, respectively, as compared to 91% and 93% for the same periods in 1997. The increased productivity of the consulting staff and improved utilization rates resulted in the decrease in professional services expenses as a percentage of professional services revenues during the second quarter and first six months of 1998.

  Product Development and Support. Product development and support expenses for the second quarter of 1998 were $59,299,000, an increase of $8,138,000, or 16%, as compared to $51,161,000 for the second quarter of 1997. Product development and support expenses for the first six months of 1998 were $116,970,000, an increase of $18,051,000, or 18%, as compared to $98,919,000 for the same period in 1997. The increase in these expenses during the second quarter and first six months of 1998, as compared to the second quarter and first six months of 1997, was primarily attributable to higher employee-related expenses and system support costs associated with expanded product offerings and recent acquisitions of businesses and technologies. Additionally, the Company incurred higher bonus and royalty expenses related to greater revenues during these periods. Product development and support expenses represented 27% and 29% of total revenues in the second quarter and first six months of 1998, respectively, as compared to 31% and 32% for the same periods in 1997. During the second quarter of 1997, the Company began consolidating certain product development and support efforts to coincide with its product integration focus. As a result of these consolidation initiatives and overall cost containment efforts, the Company reduced product development and support expenses as a percentage of total revenues during the second quarter and first six months of 1998, as compared to the same periods in 1997.

  For the second quarters of 1998 and 1997, the Company capitalized $11,956,000 and $10,567,000, respectively, of software development costs net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." For the first six months of 1998 and 1997, the Company capitalized $22,449,000 and $19,044,000, respectively, of software development costs net of related amortization expense.

  Sales and Marketing. Sales and marketing expenses for the second quarter of 1998 were $73,834,000, an increase of $15,397,000, or 26%, as compared to
$58,437,000 for the second quarter of 1997. Sales and marketing expenses for the first six months of 1998 were $134,814,000, an increase of $17,221,000, or 15%, as compared to $117,593,000 for the first six months of 1997. The increase in these expenses during the second quarter and first six months of 1998, as compared to the same prior-year periods, was primarily attributable to costs associated with the significant expansion of the domestic and international outside sales forces, as well as higher commission and bonus expenses related to the increase in software products revenues. The increase in sales and marketing expenses during the six months ended June 30, 1998 was partially offset by a decrease in expenses related to marketing promotions and advertising campaigns resulting from a change in the Company's marketing strategy and timing of marketing initiatives. Sales and marketing expenses represented 34% and 33% of total revenues in the second quarter and first six months of 1998, respectively, as compared to 36% and 39% for the same periods in 1997. The decrease in sales and marketing expenses as a percentage of total revenues during the second quarter and first six months of 1998, as compared to the same periods in 1997, was primarily attributable to overall cost containment efforts. Additionally, the decrease in expenses related to marketing promotions and advertising campaigns, as discussed above, contributed to the decrease in sales and marketing expenses as a percentage of total revenues during the first six months of 1998.

  General and Administrative. General and administrative expenses for the second quarter of 1998 were $16,510,000, a decrease of $7,910,000, or 32%, as compared to $24,420,000 for the second quarter of 1997. General and administrative expenses for the first six months of 1998 were $32,813,000, a decrease of $4,984,000, or 13%, as compared to $37,797,000 for the first six months in 1997. General and administrative charges decreased in the second quarter and first six months of 1998 primarily because the Company recorded total charges of $13,513,000 during the second quarter of 1997 for write-offs of certain assets, as well as severance and other employee-related expenses, related to the integration procedures discussed below. The Company did not record any similar charges during the first six months of 1998. In conjunction with the restructuring plan executed during the second quarter of 1997, the Company also performed additional integration procedures related to past acquisition activity. The Company evaluated the fair value of assets recorded through prior acquisitions and identified certain trade receivables, prepaid expenses and intangible assets which had no future value. The respective balances of these assets were written off during the second quarter of 1997. Additionally, the Company expensed severance and other employee benefits, including guaranteed bonuses, for certain employees of acquired companies who were terminated as a result of the integration efforts, but not specifically as part of the restructuring plan. Excluding these integration-related charges, general and administrative expenses for the second quarter and first six months of 1997 were $10,907,000 and $24,284,000, respectively. General and administrative expenses in the second quarter and first six months of 1998 increased 51% and 35%, respectively, over general and administrative expenses, excluding integration-related charges, in the same prior-year periods. These increases were attributable primarily to higher employee-related expenses resulting from recent acquisitions. Additionally, in the second quarter and first six months of 1998, the Company incurred higher legal expenses related to certain on-going legal proceedings, as well as greater amortization expense of excess of cost over net assets acquired and greater amortization expense of intangible assets relating to the Company's convertible debt offering executed in December 1997 (see "--Liquidity and Capital Resources").

  General and administrative expenses represented 8% of total revenues for both the second quarter and first six months of 1998, as compared to 15% and 12% for the second quarter and first six months of 1997, respectively. Excluding the integration-related charges, general and administrative expenses represented 7% and 8% of total revenues in the second quarter and first six months of 1997, respectively.

  Restructuring Charges. During the second quarter of 1997, the Company executed a restructuring plan to consolidate its sales, marketing, business development and product development operations to achieve cost efficiencies through the elimination of redundant functions. These redundancies resulted primarily from businesses acquired over the previous three years. The Company also realigned its business units and inside sales force to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As part of the plan, the Company reduced its worldwide work force by approximately 10%, eliminating approximately 400 positions, primarily in the areas of product development and support, marketing and inside sales and, to a lesser extent, professional services and administration.

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

  During the first six months of 1997, LBMS recorded a restructuring benefit of $1,256,000 related to sublease rental activity. This benefit was offset against the Company's restructuring charge discussed above.

  As of June 30, 1998, the Company had $25,230,000 of accrued restructuring costs recorded. The Company anticipates that approximately $5,000,000 of these costs will be paid out during the second half of 1998. The Company estimates that annual restructuring payments will be approximately $3,300,000 to $4,000,000 for the years 1999 through 2002 and approximately $1,500,000 for the year 2003. The Company expects to pay out approximately $300,000 annually in the years 2004 through 2014.

  Merger Costs. The Company incurred merger costs during the second quarter and first six months of 1998 of $39,965,000. The Company did not incur merger costs during the second quarter of 1997. Merger costs incurred during the first six months of 1997 were $3,706,000. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company from time to time engages in, and is currently engaged in, discussions relating to acquisitions that may be material in size and/or scope and may involve issuances by the Company of a significant number of shares of Common Stock. The Company continues to pursue merger and acquisition opportunities, because it believes that acquisitions are an essential part of the Company's strategy to compete effectively in its rapidly evolving marketplace. The Company expects to incur merger costs in connection with future acquisitions accounted for as poolings of interests. These costs will be expensed in the periods in which the transactions are consummated. See "--Recent Developments" below.

  Acquired In-Process Technology. Acquired in-process technology costs were $30,465,000 and $6,747,000 for the second quarter of 1998 and 1997, respectively. Acquired in-process technology costs were $30,465,000 and $17,164,000 for the first six months of 1998 and 1997, respectively. Acquired in-process technology charges relate to acquisitions of software companies and product technologies accounted for under the purchase method. In these cases, portions of the purchase prices were allocated to acquired in-process technology. The Company expects to continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated.

 Operating Loss

  The Company incurred an operating loss of $57,298,000 and $57,027,000 in the second quarter and first six months of 1998, respectively, as compared to an operating loss of $73,824,000 and $105,036,000 in the same prior-year periods. The Company had operating margins of (26)% and (14)% in the second quarter and first six months of 1998, respectively, as compared to operating margins of
(45)% and (34)% for the same periods in 1997. Excluding Special Charges, the Company had operating income of $13,132,000 and $13,403,000 for the second quarter and first six months of 1998, respectively, as compared to operating income of $2,499,000 and an operating loss of $14,590,000 for the second quarter and first six months of 1997, respectively. Excluding Special Charges, the Company had operating margins of 6% and 3% for the second quarter and first six months of 1998, respectively, as compared to operating margins of 2% and (5)% for the same periods in 1997. The Company's overall focus on cost containment efforts and the savings realized from the restructuring plan contributed to the improved operating margins in the second quarter and first six months of 1998. Because acquisitions remain an integral part of the Company's growth strategy, the Company expects to continue to incur merger costs and acquired in-process technology charges (as well as expenses related to the integration of acquired businesses) in future periods, which could materially adversely affect operating results in the periods in which such acquisitions are consummated and in subsequent periods. See "--Recent Developments" below.

 Other Income, Net

  Other income for the second quarter of 1998 was $4,628,000, a decrease of $1,534,000, or 25%, as compared to $6,162,000 for the second quarter of 1997. Other income for the first six months of 1998 was $10,019,000, an increase of $832,000, or 9%, as compared to $9,187,000 for the first six months of 1997. The decrease in other income during the second quarter of 1998, as compared to the second quarter of 1997, was primarily attributable to an increase in interest expense resulting from the Company's issuance of convertible subordinated notes in December 1997 (see "--Liquidity and Capital Resources"), as well as a decrease in realized gains on sales of investment securities. This decrease was partially offset by an increase in interest income due to higher cash and investment balances during the second quarter of 1998, as compared to the same period in 1997, as well as an increase in unrealized holding gains on trading securities. The increase in other income during the first six months of 1998, as compared to the first six months of 1997, was primarily attributable to an increase in realized gains on sales of investment securities, which were principally executed during the first quarter of 1998, and an increase in interest income. This increase was partially offset by a decrease in unrealized holding gains on trading securities, as well as the increase in interest expense discussed above. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to or deductions from other income until the securities are sold. When these securities are ultimately sold, the Company reclassifies the respective unrealized holding gains to realized gains.

 Income Taxes

  The Company's effective tax rate for the second quarter and the first six months of 1998, excluding the Federal tax effect of Special Charges, was 30% and 32%, respectively. This compares to an effective tax rate of 30% and 43% for the same periods in 1997, exclusive of Special Charges. For the second quarter of 1998, the Company reported income tax expense of $5,334,000, on a pre-tax loss of $52,670,000, as compared to income tax expense of $7,681,000, on a pre-tax loss of $67,662,000, for the second quarter of 1997. The Company reported income tax expense of $7,534,000, on a pre-tax loss of $47,008,000 for the first six months of 1998, as compared to income tax expense of $2,737,000, on a pre-tax loss of $95,849,000, for the first six months of 1997. For the second quarter and first six months of 1997, the Company's total income tax expense included an additional $5,070,000 to reduce the deferred tax asset balance as of June 30, 1997.

 Net Loss

  For the reasons discussed above, the Company incurred a net loss of $58,004,000 in the second quarter of 1998, compared to a net loss of $76,820,000 incurred in the second quarter of 1997. The Company incurred a net loss of $54,542,000 for the first six months of 1998, compared to a net loss of $99,864,000 incurred during the first six months of 1997. During the second quarter and first six months of 1998, the Company incurred merger costs and acquired in-process technology charges, as well as expenses related to the integration of acquired businesses, which contributed significantly to the net loss experienced by the Company. The Company also incurred Special Charges during the second quarter and first six months of 1997, which had a significant impact on the Company's net losses for these periods. See "-- Operating Loss" above for further discussion.

RECENT DEVELOPMENTS

  On August 13, 1998, the Company entered into an agreement and plan of merger, pursuant to which the Company has agreed to acquire MEMCO Software, Ltd., a corporation organized under the laws of Israel ("MEMCO"). MEMCO is a leading provider of information security software. Under the terms of this acquisition, MEMCO will become a wholly-owned subsidiary of the Company. As of August 10, 1998, the Company held 1,085,907 ordinary shares of MEMCO (approximately 6% of the outstanding ordinary shares of MEMCO).

  The Company has agreed to exchange approximately 13,700,000 shares of Common Stock for all of the outstanding MEMCO ordinary shares (other than ordinary shares owned by the Company), at a rate of 0.836 of a share of Common Stock for each MEMCO ordinary share. In addition, the Company has agreed to assume MEMCO stock options, which will convert into options to purchase approximately 3,050,000 shares of Common Stock. This acquisition, which is expected to be consummated in the first quarter of 1999, is subject to the filing of a registration statement with the Securities and Exchange Commission, approval of the shareholders of MEMCO and customary legal and regulatory conditions. This acquisition is expected to be accounted for as a pooling of interests. Costs incurred in connection with this transaction will be expensed in the quarter in which the acquisition is consummated.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1998, the Company held approximately $312,797,000 of cash, cash equivalents and investments, as compared to $358,204,000 as of December 31, 1997.

  For the six months ended June 30, 1998, cash and cash equivalents decreased $56,404,000 from $233,024,000 at the beginning of the period to $176,620,000 at the end of the period. This decrease was primarily attributable to cash used in investing activities of $99,520,000. The principal components of investing activities were purchases of investments, net of maturities, of $29,290,000, purchased and developed software costs of $35,486,000 and payments for acquisitions of $22,562,000. The cash used in investing activities was partially offset by cash provided by financing and operating activities of $23,440,000 and $20,061,000, respectively. Cash flows from operating activities for the first six months of 1998 included proceeds from sales of trading securities of $13,918,000. For the first six months of 1997, cash and cash equivalents decreased $64,922,000, from $178,661,000 at the beginning of the period to $113,739,000 at the end of the period. Cash used in investing activities of $73,448,000 was partially offset by cash provided by operating activities and financing activities of $4,109,000 and $4,163,000, respectively.

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

  The Company had trade and installment accounts receivable, net of allowances, of $286,263,000 and $279,919,000 at June 30, 1998 and December 31,
1997, respectively. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

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

  The Company has continued to execute an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements, primarily attributable to sales of product bundles and integrated product suites. Consequently, the Company's volume of installment receivable sales has continued to increase since 1995. The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of an amount representing the interest to be earned by the finance company. The finance company collects customer remittances over the term of the agreement. Proceeds from the sale of installment receivables were approximately $125,000,000 and $90,000,000 for the first six months of 1998 and 1997, respectively. The proceeds received in the first six months of 1998 related to transactions for which a substantial portion of the associated revenues were recognized in the first six months of 1998 and prior periods, while the remaining portion related to deferred maintenance and services revenues. However, the Company also recognized deferred maintenance and services revenues in the first six months of 1998 for which the Company had previously received proceeds from sales of the related installment receivables.

  There were no accounts receivable sold with recourse during the first six months of 1998 or 1997, and as of June 30, 1998, there were no remaining potential recourse obligations for accounts receivable sold with recourse. The Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Under the terms of that agreement, potential recourse obligations at June 30, 1998 were approximately $17,017,000. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and determined the potential liability to be minimal.

  The Company had long-term acquisition-related payables of $12,146,000 and $18,320,000 and other long-term obligations of $268,414,000 and $267,239,000 as of June 30, 1998 and December 31, 1997, respectively. The convertible subordinated notes issued by the Company in November 1996 and December 1997 constituted the majority of the balances in long-term obligations at June 30, 1998 and December 31, 1997. The Company completed an offering of convertible subordinated notes due December 15, 2002 in December 1997 (the "1997 Notes"). The 1997 Notes bear interest at 6.25% annually, and the holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The Company received proceeds, net of issuance costs, of $144,967,000 from the offering of the 1997 Notes. The Company completed an offering of convertible subordinated notes due November 15, 2001 in November 1996 (the "1996 Notes"). The 1996 Notes bear interest at 6.75% annually, and the holders of the 1996 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The Company received proceeds, net of issuance costs, of $110,783,000 from the offering of the 1996 Notes. The Company currently has total debt service obligations of approximately $35,000,000 for 1998, consisting primarily of obligations to pay interest on the 1996 Notes and the 1997 Notes, as well as acquisition-related payables. Based on current outstanding indebtedness, the Company estimates its debt service requirements to be approximately $36,000,000, $18,000,000, $132,000,000 and $160,000,000 for 1999, 2000, 2001
and 2002, respectively, which amounts include the outstanding principal balance of the 1996 Notes in 2001 and the outstanding principal balance of the 1997 Notes in 2002.

  The Company currently has an unsecured bank line of credit of $55,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of August 11, 1998, the Company had no outstanding borrowings under this line of credit, but had aggregate letters of credit outstanding for approximately $3,728,000, with expiration dates ranging from December 1998 to September 1999. These letters of credit reduce the balance available under this line of credit. Under the credit agreement, the Company has agreed: (i) to maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0; (ii) to maintain a tangible net worth of not less than $100,000,000; and (iii) to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Additionally, the Company has a line of credit with a Japanese bank for approximately $1,700,000 (based upon current exchange rates), under which borrowings bear interest at a rate of 2.125%. As of August 11, 1998, the Company had outstanding borrowings of approximately $1,505,000 under this line of credit.

FOREIGN CURRENCY EXCHANGE RATES

  To date, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations or liquidity. However, the Company closely monitors its foreign operations and net asset position to ascertain the need for hedging foreign currency exchange risk. Since 1997, the only exposure related to foreign currency exchange for which the Company has considered hedging appropriate has been related to short-term intercompany balances. These non-functional currency balances are hedged by purchases and sales of forward exchange contracts to reduce this exchange rate exposure. At June 30, 1998, the Company held an aggregate of approximately $21,300,000 in notional amount of forward exchange contracts. As the Company's operations expand in international regions outside Western Europe, where the Company's international operations are currently concentrated, the Company may increasingly hedge foreign currency exchange risk.

YEAR 2000 CONSIDERATIONS

  The Company has completed the implementation of an enterprise-wide financial accounting system that is Year 2000 compliant. Further, the Company has evaluated its internal software and computer systems and believes its costs associated with addressing, and risk of operational disruption from internal software or systems failures relating to, Year 2000 issues will be immaterial. However, various payroll and employee benefit-related services are provided by third parties. Based upon information provided by these parties, the Company believes that certain of them are not yet fully Year 2000 compliant, but that all of them will be Year 2000 compliant by the end of the first quarter of 1999. If any of these parties fail to become Year 2000 compliant, the Company believes that alternatives (which may include internal company resources) are readily available.

  Additionally, the Company has developed and is implementing a strategy for analysis of Year 2000 compliance with respect to services, building systems and equipment at the locations at which it operates. All of the Company's properties are leased, and the operations of, and services for, these locations are controlled and provided by third parties. All of the Company's landlords are being contacted regarding the status of Year 2000 compliance and contingency planning for each property and associated costs which could affect the Company. The Company believes this strategy will allow it to identify any problem sites and implement any necessary contingency planning well in advance of the arrival of the Year 2000.

  The Company believes that some of its customers may allocate a substantial portion of their 1998 and 1999 IT budgets to products and services addressing the Year 2000 problem. The Company is unable to determine whether this trend will negatively impact sales of its traditional product offerings, but believes that it has lead, and may continue to lead, to increased sales of its Year 2000 products and services.

  All of the software products that the Company currently sells or maintains are Year 2000 compliant. However, certain of the Company's customers who have discontinued maintenance may be running old product versions that are not Year 2000 compliant. Because the Company's products are typically used in high volume information systems that are critical to customers' operations, business interruptions, loss or corruption of data or other major problems resulting from a failure of a product to process Year 2000 data correctly could have significant adverse consequences to customers. Although the Company believes that its software license agreements provide it with substantial protection against liability, the Company cannot currently predict whether or to what extent any legal claims will be brought against the Company, or whether the Company will otherwise be adversely affected, as a result of any such adverse consequences to its customers.

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

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt the provisions of SFAS No. 133 beginning with its March 31, 2000 interim financial statements. This statement provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The Company is currently evaluating the impact of this standard on its financial statements.

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

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes V. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France). Altai, Inc. ("Altai"), a wholly-owned subsidiary of the Company, is involved in a suit in France which concerns copyright infringement claims identical to those on which Altai previously prevailed against Computer Associates International, Inc. ("CAI") in the United States. The French appellate court granted Altai's request that the U.S. appellate court's copyright ruling should bind the Commercial Court of Bobigny as a matter of law. In January 1995, the French appellate court issued a decision rejecting CAI's claim of copyright infringement. CAI's subsequent appeal in the French appellate court is still pending. In May 1998, the U.S. Supreme Court denied Altai's petition for certiorari on motions that the U.S. court decisions are binding with respect to the French case. Therefore, CAI's appeal in the French appellate court is proceeding. Oral arguments were completed in June 1998, and a decision of the French appellate court is expected to be issued in September 1998. See the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  On June 30, 1998, the Company acquired all of the outstanding capital stock of ICON Computing, Inc. ("ICON") from the shareholders of ICON, in exchange for 142,570 shares of Common Stock. The shares of Common Stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D thereunder. There were no underwriters or other distributors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  (a) The Annual Meeting of Stockholders of the Company was held on May 19,
1998.

  (c) 1. The Company's stockholders voted as follows to elect two Class II directors to the Company's Board of Directors:

                                                            AUTHORITY  BROKER
       DIRECTORS                                    FOR     WITHHELD  NON-VOTES
       ---------                                 ---------- --------- ---------
      Arthur P. Frigo........................... 53,640,808   745,606    --
      Gian Fulgoni.............................. 51,426,423 2,959,990    --

2. The Company's stockholders voted as follows to approve an amendment to the PLATINUM technology, inc. Employee Incentive Compensation Plan to increase the number of shares of Common Stock reserved and available for distribution pursuant to awards from 8,600,000 to 13,600,000 shares:

                                                                                   BROKER
         FOR               AGAINST                   ABSTENTIONS                 NON-VOTES
         ---               -------                   -----------                 ---------
      23,443,561          16,533,750                   83,860                    14,325,241

3. The Company's stockholders voted as follows to ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company's consolidated financial statements for the fiscal year ending December 31, 1998:

                                                                                         BROKER
         FOR                AGAINST                     ABSTENTIONS                     NON-VOTES
         ---                -------                     -----------                     ---------
      52,585,716            583,285                       25,790                        1,191,622

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. EXHIBITS

        Exhibit 10.1 Sublease Agreement, dated as of June 16, 1998, between APL
                     Land Transport Services, Inc. and the Company.
        Exhibit 10.2 PLATINUM technology, inc. Employee Incentive Compensation
                     Plan, as amended, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8,
                     Registration No. 333-57307.
        Exhibit 10.3 PLATINUM technology, inc. Broad-Based Stock Option Plan
                     (the "Broad-Based Plan").
        Exhibit 10.4 Form of Stock Option Agreement under the Broad-Based Plan.
        Exhibit 15   Acknowledgment of Independent Certified Public Accountants
                     Regarding Independent Auditors' Review Report.
        Exhibit 27   Financial Data Schedule.

  B. REPORTS ON FORM 8-K:

  The Company filed a Current Report on Form 8-K dated April 16, 1998 to report the Company's issuance of a press release announcing its results of operations for the first quarter of 1998 (Items 5 and 7 of Form 8-K).

  The Company filed a Current Report on Form 8-K dated April 21, 1998 (as amended by a Form 8-K/A filed May 6, 1998) to report the Company's consummation of its acquisition of Mastering, Inc. and the Company's issuance of a press release relating thereto (Items 2, 5 and 7 of Form 8-K).

  The Company filed a Current Report on Form 8-K dated May 28, 1998 to report the Company's consummation of its acquisition of Logic Works, Inc. and the Company's issuance of a press release relating thereto (Items 2, 8, and 7 of Form 8-K).

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Platinum technology, inc.

                                                /s/ Andrew J. Filipowski
Date: August 14, 1998                     By: _________________________________
                                                   Andrew J. Filipowski
                                            President, Chief Executive Officer
                                             (principal executive officer) and
                                            Chairman of the Board of Directors

                                                /s/ Michael P. Cullinane
Date: August 14, 1998                     By: _________________________________
                                                   Michael P. Cullinane
                                              Executive Vice President, Chief
                                                         Financial
                                             Officer (principal financial and
                                                        accounting
                                                  officer) and Treasurer