Form 10-Q
period 1998-09-30
PLATINUM TECHNOLOGY INC
filed 1998-11-16
CIK 825703

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

              For the Quarterly Period Ended: September 30, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from  to

                        COMMISSION FILE NUMBER: 0-19058

                               ----------------

                           PLATINUM TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3509662
     (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

           1815 SOUTH MEYERS ROAD, OAKBROOK TERRACE, ILLINOIS 60181
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (630) 620-5000

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  AS OF NOVEMBER 11, 1998, THERE WERE OUTSTANDING 86,373,707 SHARES OF COMMON STOCK, PAR VALUE $.001, OF THE REGISTRANT.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Independent Auditors' Review Report...................................   3
    Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
     December 31, 1997....................................................   4
    Consolidated Statements of Operations for the Three Months and Nine
     Months Ended September 30, 1998 (unaudited) and 1997 (unaudited).....   5
    Consolidated Statements of Comprehensive Income for the Three Months
     and Nine Months Ended September 30, 1998 (unaudited) and 1997
     (unaudited)..........................................................   6
    Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 (unaudited) and 1997 (unaudited)..................   7
    Notes to Consolidated Financial Statements............................   8
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  10
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  21
  Item 6. Exhibits and Reports on Form 8-K................................  21
SIGNATURES................................................................  22

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PLATINUM technology, inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 28, 1998, which was based in part on the reports of other auditors, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ KPMG Peat Marwick LLP

Chicago, Illinois
November 12, 1998

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         SEPTEMBER 30, DECEMBER 31,
                                                             1998          1997
                                                         ------------- ------------
                                                          (UNAUDITED)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents.............................  $  110,809    $ 233,024
  Short-term investment securities......................     144,567       79,699
  Trade accounts receivable, net of allowances of $2,322
   and $4,788...........................................     248,753      227,964
  Installment accounts receivable, net of allowances of
   $412 and $878........................................      31,685       30,043
  Accrued interest and other current assets.............      51,194       37,090
  Refundable income taxes...............................         858          753
                                                          ----------    ---------
      Total current assets..............................     587,866      608,573
                                                          ----------    ---------
Non-current investment securities.......................      28,290       45,481
Property and equipment, net.............................      90,179       92,165
Purchased and developed software, net...................     152,258      117,213
Excess of cost over net assets acquired, net of
 accumulated amortization of $22,666 and $15,975........      62,338       52,759
Non-current installment receivables, net of allowances
 of $736 and $1,616.....................................      66,419       21,912
Other assets............................................      29,784       34,804
                                                          ----------    ---------
      Total assets......................................  $1,017,134    $ 972,907
                                                          ==========    =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Acquisition-related payables..........................  $   20,470    $  15,717
  Income taxes payable..................................       6,173        4,165
  Accounts payable......................................      22,547       23,294
  Accrued commissions and bonuses.......................      17,381       16,237
  Accrued royalties.....................................       4,136        7,215
  Accrued restructuring costs...........................       3,761        7,391
  Other accrued liabilities.............................      65,529       51,946
  Current maturities of long-term obligations...........       1,489        1,619
  Deferred revenue......................................     128,580      128,326
                                                          ----------    ---------
      Total current liabilities.........................     270,066      255,910
                                                          ----------    ---------
Acquisition-related payables............................       8,044       18,320
Deferred revenue........................................      76,089       60,435
Deferred rent...........................................       6,553        6,197
Accrued restructuring costs.............................      10,463       21,930
Long-term obligations, net of current maturities........     268,668      267,239
                                                          ----------    ---------
      Total liabilities.................................     639,883      630,031
                                                          ----------    ---------
Stockholders' equity:
  Class II preferred stock, $.01 par value; authorized
   10,000 shares, issued and outstanding 1,768 in 1998..          18          --
  Subscribed Class II preferred stock, $.01 par value;
   1,768 shares subscribed in 1997......................         --            18
  Common stock, $.001 par value; authorized 180,000
   shares, issued and outstanding 86,266 and 80,239.....          86           80
  Paid-in capital.......................................     777,069      691,609
  Accumulated deficit...................................    (391,514)    (352,450)
  Accumulated other comprehensive income:
    Unrealized holding gains (losses) on marketable
     securities.........................................      (3,315)       8,466
    Foreign currency translation adjustment.............      (5,093)      (4,847)
                                                          ----------    ---------
      Total stockholders' equity........................     377,251      342,876
                                                          ----------    ---------
      Total liabilities and stockholders' equity........  $1,017,134    $ 972,907
                                                          ==========    =========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                           SEPTEMBER  30,     SEPTEMBER 30,
                                        ------------------  ------------------
                                          1998      1997      1998      1997
                                        --------  --------  --------  --------
Revenues:
  Software products.................... $138,793  $107,050  $343,654  $260,419
  Maintenance..........................   43,165    35,095   124,782   102,159
  Professional services................   68,368    48,665   185,043   133,604
                                        --------  --------  --------  --------
    Total revenues.....................  250,326   190,810   653,479   496,182
                                        --------  --------  --------  --------
Costs and expenses:
  Professional services................   61,376    42,853   166,529   122,019
  Product development and support......   61,048    51,520   178,018   150,439
  Sales and marketing..................   82,240    67,212   217,054   184,805
  General and administrative...........   16,617    14,699    49,430    38,983
  Special general and administrative
   charges ............................    6,525       --      6,525    13,513
  Restructuring charges................   (6,525)      --     (6,525)   56,063
  Merger costs.........................      --        --     39,965     3,706
  Acquired in-process technology.......    2,150       --     32,615    17,164
                                        --------  --------  --------  --------
    Total costs and expenses...........  223,431   176,284   683,611   586,692
                                        --------  --------  --------  --------
Operating income (loss)................   26,895    14,526   (30,132)  (90,510)
Other income, net......................    1,710     5,534    11,729    14,721
                                        --------  --------  --------  --------
Income (loss) from continuing
 operations before income taxes........   28,605    20,060   (18,403)  (75,789)
Income taxes...........................    9,220     6,295    16,754     9,032
                                        --------  --------  --------  --------
Net income (loss) from continuing
 operations............................   19,385    13,765   (35,157)  (84,821)
                                        --------  --------  --------  --------
Discontinued operations:
  Loss from discontinued operations,
   net of tax benefit of $365 and
   $1,196..............................      --       (580)      --     (1,858)
  Gain on disposal, net of tax expense
   of $394 and $394....................      --        833       --        833
                                        --------  --------  --------  --------
    Total discontinued operations......      --        253       --     (1,025)
                                        --------  --------  --------  --------
Net income (loss)...................... $ 19,385  $ 14,018  $(35,157) $(85,846)
                                        ========  ========  ========  ========
Net income (loss) per share--basic..... $   0.23  $   0.18  $  (0.42) $  (1.11)
                                        ========  ========  ========  ========
Net income (loss) per share--diluted... $   0.21  $   0.17  $  (0.42) $  (1.11)
                                        ========  ========  ========  ========
Shares used in computing per share
 amounts--basic........................   85,568    78,253    82,965    77,457
                                        ========  ========  ========  ========
Shares used in computing per share
 amounts--diluted......................  101,093    82,437    82,965    77,457
                                        ========  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                             ------------------      ------------------
                                               1998     1997           1998      1997
                                              -------  -------       --------  --------
Net income (loss).........................    $19,385  $14,018       $(35,157) $(85,846)
Other comprehensive income (loss), net of
 tax:
  Foreign currency translation
   adjustment.............................      1,340       26           (246)   (2,090)
                                              -------  -------       --------  --------
  Unrealized holding gains (losses) on
   marketable securities:
    Unrealized holding gains (losses)
     arising during the period............     (4,974)   5,211         (5,266)    5,749
    Less reclassification adjustment for
     gains included in net income (loss)..        --    (2,927)        (6,515)   (9,887)
                                              -------  -------       --------  --------
      Change in unrealized holding gains
       (losses) for the period............     (4,974)   2,284        (11,781)   (4,138)
                                              -------  -------       --------  --------
Comprehensive income (loss)...............    $15,751  $16,328       $(47,184) $(92,074)
                                              =======  =======       ========  ========




          See accompanying notes to consolidated financial statements.

                   PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -------------------
                                                              1998       1997
                                                            ---------  --------
Cash flows from operating activities:
  Net loss................................................  $ (35,157) $(85,846)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation and amortization.........................     60,634    47,324
    Acquired in-process technology........................     32,615    17,164
    Write-off of fixed assets, capitalized software and
     other intangible assets in conjunction with the
     restructuring plan...................................        --     19,687
    Recovery related to restructuring liability...........     (6,525)   (1,256)
    Gain on sale of discontinued operations...............        --     (6,709)
    Unrealized net holding gains on marketable equity
     securities...........................................     (2,232)  (10,274)
    Realized net gain on sales of investment securities...    (12,079)   (4,370)
    Noncash compensation..................................        --         79
  Sales of trading securities.............................     13,918     5,565
  Changes in assets and liabilities, net of acquisitions:
    Trade and installment receivables.....................    (66,592)      (97)
    Deferred income taxes.................................     11,412     5,180
    Accrued interest and other current assets.............    (12,995)  (11,085)
    Accounts payable and accrued liabilities..............     18,527    24,164
    Deferred revenue......................................     14,880    13,294
    Income taxes payable..................................      1,784      (489)
    Other.................................................       (171)   (9,669)
                                                            ---------  --------
      Net cash provided by operating activities...........     18,019     2,662
                                                            ---------  --------
Cash flows from investing activities:
  Purchases of investment securities......................   (237,473)  (34,810)
  Sales of available-for-sale securities..................     14,591     8,056
  Maturities of investment securities.....................    156,152    18,505
  Purchases of property and equipment.....................    (25,833)  (18,544)
  Proceeds from the sale of discontinued operations.......        --     17,574
  Purchased and developed software........................    (60,489)  (48,952)
  Payments for acquisitions...............................    (36,050)  (11,444)
  Other assets............................................     (1,366)   (5,708)
                                                            ---------  --------
      Net cash used in investing activities...............   (190,468)  (75,323)
                                                            ---------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and Stock
   Purchase Plan..........................................     51,946    16,691
  Payments on borrowings..................................     (1,327)   (5,795)
  Other...................................................        --       (282)
                                                            ---------  --------
      Net cash provided by financing activities...........     50,619    10,614
                                                            ---------  --------
Adjustment to conform fiscal years of pooled businesses...       (385)      254
                                                            ---------  --------
Net decrease in cash and cash equivalents.................   (122,215)  (61,793)
Cash and cash equivalents at the beginning of the period..    233,024   178,661
                                                            ---------  --------
Cash and cash equivalents at the end of the period........  $ 110,809  $116,868
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

  These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated August 4, 1998 (the "Form 8-K"), as filed with the Securities and Exchange Commission. The Company filed the Form 8-K to include "Selected Consolidated Financial Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements of the Company, and related notes and schedules thereto, for the periods, and as of the dates, covered by the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as previously filed. This financial information has been restated to give retroactive effect to the acquisitions of Mastering, Inc. ("Mastering"), Learmonth and Burchett Management Systems Plc ("LBMS") and Logic Works, Inc. ("Logic Works"), each of which has been accounted for as a pooling of interests (see "Note 3--Business Combinations" below).

  Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2--EARNINGS PER SHARE

  Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents.

NOTE 3--BUSINESS COMBINATIONS

  On April 21, 1998, the Company acquired all of the outstanding capital stock of Mastering, a leading provider of information technology training, in exchange for 6,497,094 shares of the Company's Common Stock, $.001 par value ("Common Stock"), which had a market value, based upon the closing price of the Common Stock on the Nasdaq National Market ("Market Value"), of approximately $168,100,000 on the date the acquisition was consummated. In addition, the Company assumed stock options which converted into options to purchase 2,193,219 shares of Common Stock.

  On May 12, 1998, the Company acquired all of the outstanding capital stock of LBMS, a leading provider of process management solutions, in exchange for 2,775,595 shares of Common Stock, which had a Market Value of approximately $72,000,000 on the date the acquisition was consummated. In addition, the Company exchanged options to purchase 430,736 shares of Common Stock for outstanding LBMS stock options.

  On May 28, 1998, the Company acquired all of the outstanding capital stock of Logic Works, a leading provider of data modeling tools, in exchange for 7,424,447 shares of Common Stock, which had a Market Value of approximately $197,200,000 on the date the acquisition was consummated. In addition, the Company assumed stock options which converted into options to purchase 1,160,609 shares of Common Stock.

  Each of the above transactions was accounted for as a pooling of interests.

                  PLATINUM TECHNOLOGY, INC. AND SUBSIDIARIES

  On June 12, 1998, the Company acquired all of the outstanding capital stock of Geneva Software, Inc. ("Geneva Software"), a leading provider of network management tools, in exchange for 920,615 shares of Common Stock, which had a Market Value of approximately $22,200,000 on the date the acquisition was consummated. This acquisition was accounted for under the purchase method, and a significant portion of the purchase price was charged to acquired in-process technology in the second quarter of 1998. The pro forma operating results (as if Geneva Software had been acquired at the beginning of each period presented) are not material to the accompanying consolidated financial statements.

  During the first nine months of 1998, the Company also acquired certain other software and services businesses and product technologies, in transactions accounted for as purchases, for an aggregate purchase price of approximately $22,200,000. A significant portion of the aggregate purchase price was charged to acquired in-process technology during the first nine months of 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  During the second quarter of 1998, the Company consummated acquisitions of Mastering, Inc. ("Mastering"), Learmonth and Burchett Management Systems Plc ("LBMS") and Logic Works, Inc. ("Logic Works"), each of which has been accounted for using the pooling-of-interests method. As a result, the Company's Consolidated Financial Statements included herein are presented as if the Company and such acquired companies had been consolidated for all periods presented. Information regarding the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to these acquisitions. In addition, the Company has consummated a number of acquisitions accounted for as purchases, in which cases the acquired businesses have been included in the Company's results of operations beginning with the effective dates of the acquisitions.

RESULTS OF OPERATIONS

  The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues.

                                              THREE MONTHS       NINE MONTHS
                                                  ENDED             ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                              ---------------   ----------------
                                               1998     1997     1998      1997
                                              ------   ------   ------    ------
      STATEMENTS OF OPERATIONS DATA:
        Revenues:
          Software products..................     56%      56%      53%       52%
          Maintenance........................     17       18       19        21
          Professional services..............     27       26       28        27
                                              ------   ------   ------    ------
            Total revenues...................    100      100      100       100
                                              ------   ------   ------    ------
        Costs and expenses:
          Professional services..............     25       22       26        25
          Product development and support....     24       27       27        30
          Sales and marketing................     33       35       33        37
          General and administrative.........      6        8        8         8
          Special general and administrative
           charge............................      3       --        1         3
          Restructuring charges..............     (3)      --       (1)       11
          Merger costs.......................     --       --        6         1
          Acquired in-process technology.....      1       --        5         3
                                              ------   ------   ------    ------
            Total costs and expenses.........     89       92      105       118
                                              ------   ------   ------    ------
        Operating income (loss)..............     11        8       (5)      (18)
        Other income, net....................      1        3        2         3
                                              ------   ------   ------    ------
        Income (loss) from continuing
         operations before income taxes......     12       11       (3)      (15)
        Income taxes.........................      4        4        2         2
                                              ------   ------   ------    ------
        Net income (loss) from continuing
         operations..........................      8        7       (5)      (17)
                                              ------   ------   ------    ------
        Income (loss) from discontinued
         operations, net of taxes............     --        *       --         *
                                              ------   ------   ------    ------
        Net income (loss)....................      8%       7%      (5)%     (17)%
                                              ======   ======   ======    ======

--------
  *Less than 1%.

 Revenues

  The Company's revenues are derived from three sources: (1) license and upgrade fees for licensing the Company's proprietary and other parties' software products and providing additional processing capacity on already-licensed products, (2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and (3) fees from the Company's professional services business. Total revenues for the third quarter of 1998 were $250,326,000, an increase of $59,516,000, or 31%, as compared to
$190,810,000 for the third quarter of 1997. Total revenues for the first nine months of 1998 were $653,479,000, an increase of $157,297,000, or 32%, as compared to $496,182,000 for the same period in 1997. The Company's database management (principally products relating to IBM's DB2 relational database management software), systems management, application lifecycle, and data warehousing and decision support business units experienced growth of 32%, 69%, 3% and 5%, respectively, in total software products and maintenance revenues during the first nine months of 1998, as compared to the same period in 1997. Revenues from international customers, principally in Western Europe, represented 29% and 24% of total revenues for the third quarter of 1998 and 1997, respectively, and 28% and 26% for the first nine months of 1998 and 1997, respectively.

  The Company has continued to enter into an increasing number of higher dollar value sales transactions with customers, primarily attributable to sales of product bundles and integrated product suites. These transactions are typically completed pursuant to multi-year contracts and include product licenses, future upgrades and maintenance, sometimes also bundled with professional services. In the first nine months of 1998, the Company entered into 92 sales transactions having a total value of at least $1,000,000, of which 22 had a total value of at least $3,000,000 and two had a total value of at least $10,000,000. In the first nine months of 1997, the Company entered into 62 sales transactions having a total value of at least $1,000,000, of which 13 had a total value of at least $3,000,000 and none had a total value of at least $10,000,000.

  The table below sets forth, for the periods indicated, the Company's primary sources of revenues expressed as a percentage of total revenues.

                                             THREE MONTHS       NINE MONTHS
                                                 ENDED             ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,
                                             ---------------   ---------------
                                              1998     1997     1998     1997
                                             ------   ------   ------   ------
      Revenues:
        Software products:
          Licenses..........................     43%      43%      38%      41%
          Upgrades..........................     13       13       15       11
                                             ------   ------   ------   ------
            Total software products.........     56       56       53       52
                                             ------   ------   ------   ------
        Maintenance.........................     17       18       19       21
        Professional services...............     27       26       28       27
                                             ------   ------   ------   ------
            Total revenues..................    100%     100%     100%     100%
                                             ======   ======   ======   ======

  Software Products. Software products revenues for the third quarter of 1998 were $138,793,000, an increase of $31,743,000, or 30%, as compared to $107,050,000 for the third quarter of 1997. Software products revenues for the first nine months of 1998 were $343,654,000, an increase of $83,235,000, or 32%, as compared to $260,419,000 for the first nine months of 1997. The substantial majority of the increase in software products revenues in the third quarter and first nine months of 1998, as compared to the same periods in 1997, resulted from increases in the volume of sales of existing products. A smaller, but still significant, portion of the increase related to sales of newly introduced products, while only a small percentage was attributable to price increases. In the first nine months of 1998, the Company's database management, systems management, application lifecycle, and data warehousing and decision support business units represented 35%, 34%, 17% and 14%, respectively, of total software products revenues.

  Maintenance. Maintenance revenues for the third quarter of 1998 were $43,165,000, an increase of $8,070,000, or 23%, as compared to $35,095,000 for the third quarter of 1997. Maintenance revenues for the first nine months of 1998 were $124,782,000, an increase of $22,623,000, or 22%, as compared to
$102,159,000 for the same period in 1997. The increase in maintenance revenues in the third quarter and first nine months of 1998, as compared to the same periods in 1997, was primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Because maintenance fees are implicit in certain new software product licenses, the increase in software licensing transactions also contributed to the increase in maintenance revenues. In the first nine months of 1998, the Company's database management, systems management, application lifecycle, and data warehousing and decision support business units represented 39%, 22%, 21% and 18%, respectively, of total maintenance revenues.

  Professional Services. Professional services revenues for the third quarter of 1998 were $68,368,000, an increase of $19,703,000, or 40%, as compared to $48,665,000 for the third quarter of 1997. Professional services revenues for the first nine months of 1998 were $185,043,000, an increase of $51,439,000, or 39%, as compared to $133,604,000 for the same period in 1997. The growth in professional services revenues during the third quarter and first nine months of 1998 was primarily attributable to an increase in billable consultants, as well as a higher ratio of billable hours to total hours worked ("utilization rate"). To a lesser extent, increases in rates charged per billable hour, as well as revenues associated with recently acquired consulting businesses, contributed to this growth. For the third quarter of 1998, the growth in consulting services revenues was offset in small part by a slight decline in revenues from the Company's educational programs. For the first nine months of 1998, educational program revenues increased slightly over the first nine months of 1997.

 Costs and Expenses

  Total expenses for the third quarter of 1998 were $223,431,000, an increase of $47,147,000, or 27%, over total expenses of $176,284,000 for the third quarter of 1997. Total expenses for the first nine months of 1998 were $683,611,000, an increase of $96,919,000, or 17%, as compared to $586,692,000 for the same period in 1997. Excluding restructuring charges, merger costs, acquired in-process technology charges and special general and administrative charges (collectively, "Special Charges"), total expenses for the third quarter of 1998 of $221,281,000 represented an increase of $44,997,000, or 26%, as compared to $176,284,000 for the third quarter of 1997. Excluding Special Charges, total expenses for the first nine months of 1998 of $611,031,000 represented an increase of $114,785,000, or 23%, as compared to $496,246,000 for the same prior-year period. Total expenses, excluding Special Charges, represented 88% and 94% of total revenues for the third quarter and first nine months of 1998, respectively, as compared to 92% and 100% for the same periods in 1997.

  Professional Services. Costs of professional services for the third quarter of 1998 were $61,376,000, an increase of $18,523,000, or 43%, as compared to $42,853,000 for the third quarter of 1997. Costs of professional services for the first nine months of 1998 were $166,529,000, an increase of $44,510,000, or 36%, as compared to $122,019,000 for the first nine months of 1997. The increase in professional services expenses in the third quarter and first nine months of 1998, as compared to the same periods in 1997, was primarily attributable to an increase in the number of consultants resulting from the Company's continued hiring to support this business, as well as recent acquisitions. Greater commission and bonus expenses associated with higher professional services revenues during these periods also contributed to the increase. Professional services expenses represented 90% of professional services revenues for both the third quarter and first nine months of 1998, as compared to 88% and 91% for the same periods in 1997. During the third quarter of 1998, the Company incurred significant expenses related to the integration of consulting businesses acquired in the second quarter of 1998. The increase in these integration expenses contributed to the lower margins experienced by the Company's professional services business during the third quarter of 1998, as compared to the same period in 1997.

  Product Development and Support. Product development and support expenses for the third quarter of 1998 were $61,048,000, an increase of $9,528,000, or 18%, as compared to $51,520,000 for the third quarter of 1997. Product development and support expenses for the first nine months of 1998 were $178,018,000, an increase of $27,579,000, or 18%, as compared to $150,439,000 for the same period in 1997. The increase in these expenses during the third quarter and first nine months of 1998, as compared to the same periods in 1997, was primarily attributable to higher employee-related expenses and internal information technology support costs associated with expanded product offerings and recent acquisitions of businesses and technologies. Additionally, the Company incurred higher performance bonus expenses during these periods. Product development and support expenses represented 24% and 27% of total revenues in the third quarter and first nine months of 1998, respectively, as compared to 27% and 30% for the same periods in 1997. The decrease in product development and support expenses as a percentage of total revenues for the third quarter and first nine months of 1998 resulted from the Company's continued cost containment efforts and the spreading of facility-related and other fixed costs over a greater revenue base.

  For the third quarters of 1998 and 1997, the Company capitalized $16,560,000 and $9,747,000, respectively, of software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." For the first nine months of 1998 and 1997, the Company capitalized $39,009,000 and $28,791,000, respectively, of software development costs, net of related amortization expense.

  Sales and Marketing. Sales and marketing expenses for the third quarter of 1998 were $82,240,000, an increase of $15,028,000, or 22%, as compared to
$67,212,000 for the third quarter of 1997. Sales and marketing expenses for the first nine months of 1998 were $217,054,000, an increase of $32,249,000, or 17%, as compared to $184,805,000 for the first nine months of 1997. The increase in these expenses during the third quarter and first nine months of 1998, as compared to the same prior-year periods, was primarily attributable to costs associated with the significant expansion of the domestic and international outside sales forces, as well as higher commission and bonus expenses related to the increase in software products revenues. Sales and marketing expenses represented 33% of total revenues in both the third quarter and first nine months of 1998, as compared to 35% and 37% for the same periods in 1997. The decrease in sales and marketing expenses as a percentage of total revenues during the third quarter and first nine months of 1998, as compared to the same periods in 1997, was attributable in part to the spreading of facility-related and other fixed costs over a greater revenue base. Additionally, commission expenses represented a lower percentage of total revenues in the third quarter and first nine months of 1998, because the Company had greater revenues associated with software licensing transactions in the third quarter of 1998 that were not attributable to the Company's direct sales force.

  General and Administrative. General and administrative expenses for the third quarter of 1998 were $16,617,000, an increase of $1,918,000, or 13%, as compared to $14,699,000 for the third quarter of 1997. General and administrative expenses for the first nine months of 1998 were $49,430,000, an increase of $10,447,000, or 27%, as compared to $38,983,000 for the first nine months in 1997. The increase for the third quarter and first nine months of 1998 was attributable primarily to higher employee-related expenses resulting from recent acquisitions. Additionally, in the third quarter and first nine months of 1998, the Company incurred higher legal expenses related to certain on-going legal proceedings, as well as greater amortization expense of excess of cost over net assets acquired and greater amortization expense of intangible assets relating to the Company's convertible debt offering executed in December 1997. General and administrative expenses represented 6% and 8% of total revenues for the third quarter and first nine months of 1998, respectively, as compared to 8% for both the third quarter and first nine months of 1997. See "--Liquidity and Capital Resources" below.

  Special General and Administrative Charges. Special general and administrative charges for write-offs of certain assets in connection with integration procedures were $6,525,000 for the third quarter and first nine months of 1998, as compared to none for the third quarter of 1997 and $13,513,000 for the first nine months of 1997. In the second quarter of 1997, the Company performed integration procedures related to past acquisition activity in conjunction with, but not specifically as part of, the restructuring plan executed during that period. Accordingly, the Company evaluated the fair value of assets recorded through prior acquisitions and identified certain trade receivables, prepaid expenses and intangible assets which had no future value.
The respective balances of these assets were written off during the second quarter of 1997. The Company also expensed severance and other employee benefits for certain employees of acquired companies who were terminated as a result of the integration efforts. The Company recorded total charges of $13,513,000 in the quarter ended June 30, 1997 in connection with the integration procedures discussed above. In the third quarter of 1998, the company re-evaluated the fair value of certain assets acquired from prior acquisitions in conjunction with the integration procedures initiated in the second quarter of 1997. Specific assets were deemed to have no future value as of September 30, 1998 were written off during the third quarter of 1998.

  Restructuring Charges. During the third quarter of 1998, the Company recognized a restructuring benefit of $6,525,000 related to the Company's occupation of previously vacated facilities and the relief of obligations under cancelled lease agreements, as well as sublease rental activity. This restructuring benefit represents a recovery of certain restructuring charges recorded by the Company in the second quarter of 1997, as discussed below.

  During the second quarter of 1997, the Company executed a restructuring plan to consolidate its sales, marketing, business development and product development operations to achieve cost efficiencies through the elimination of redundant functions. These redundancies resulted primarily from acquired businesses. The Company also realigned its business units and inside sales force to redirect focus on its strongest product lines and better integrate the efforts of certain product development teams. As part of the plan, the Company reduced its worldwide work force by approximately 10%, eliminating approximately 400 positions, primarily in the areas of product development and support, marketing and inside sales and, to a lesser extent, professional services and administration.

  The Company recorded a one-time charge of $57,319,000 during the second quarter of 1997 related to the restructuring plan. The restructuring charge included the following: $24,032,000 for facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; $3,510,000 for write-offs of excess equipment, furniture and fixtures; $19,413,000 for write-offs of capitalized software costs and other intangible assets related to the termination of development efforts for certain discontinued products, as well as penalties for the cancellation of distributorship agreements for such products; and $10,364,000 for severance and other employee-related costs of terminated staff.

  During the first nine months of 1997, LBMS recorded a restructuring benefit of $1,256,000 related to sublease rental activity. This benefit was offset against the Company's restructuring charge discussed above.

  As of September 30, 1998, the Company had $14,224,000 of accrued restructuring costs recorded. The Company anticipates that approximately $2,500,000 of these costs will be paid out during the last quarter of 1998. The Company estimates that annual restructuring payments will range from approximately $1,700,000 to approximately $2,000,000 for the years 1999 through 2002 and will be approximately $1,000,000 for the year 2003. The Company expects to pay out approximately $300,000 annually in the years 2004 through 2014.

  Merger Costs. The Company did not incur merger costs during the third quarter of either 1998 or 1997. The Company incurred merger costs of $39,965,000 and $3,706,000 during the first nine months of 1998 and 1997, respectively. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The significant merger costs incurred in the first nine months of 1998 related primarily to the Company's acquisitions of Mastering, LBMS and Logic Works. The Company from time to time engages in discussions relating to acquisitions that may be material in size and/or scope and may involve issuances by the Company of a significant number of shares of Common Stock. The Company continues to pursue merger and acquisition opportunities, because it believes that acquisitions are an essential part of the Company's strategy to compete effectively in its rapidly evolving marketplace. The Company expects to incur merger costs in connection with future acquisitions accounted for as poolings of interests. These costs will be expensed in the periods in which the transactions are consummated, which will reduce operating and net income for these periods. See "--Recent Developments" below.

  Acquired In-Process Technology. Acquired in-process technology costs were $2,150,000 for the third quarter of 1998. The Company did not incur acquired in-process technology costs for the third quarter of 1997. Acquired in-process technology costs were $32,615,000 and $17,164,000 for the first nine months of 1998 and 1997, respectively. These acquired in-process technology charges related to acquisitions of software companies and product technologies accounted for under the purchase method. In these cases, portions of the purchase prices were allocated to acquired in-process technology. The Company expects to continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated. See "-- Recent Developments" below.

 Operating Income (Loss)

  The Company earned operating income of $26,895,000 and $14,526,000 during the third quarter of 1998 and 1997, respectively. The Company incurred an operating loss of $30,132,000 and $90,510,000 in the first nine months of 1998 and 1997, respectively. The Company had operating margins of 11% and (5)% in the third quarter and first nine months of 1998, respectively, as compared to operating margins of 8% and (18)% for the same periods in 1997. Excluding Special Charges, the Company had operating income of $29,045,000 and $42,448,000 for the third quarter and first nine months of 1998, respectively, as compared to operating income of $14,526,000 and an operating loss of $64,000 for the third quarter and first nine months of 1997, respectively. Excluding Special Charges, the Company had operating margins of 12% and 7% for the third quarter and first nine months of 1998, respectively, as compared to an operating margin of 8% and a negative operating margin of less than one percent for the same periods in 1997.

 Other Income, Net

  Other income, net, for the third quarter of 1998 was $1,710,000, a decrease of $3,824,000, or 69%, as compared to $5,534,000 for the third quarter of 1997. Other income, net, for the first nine months of 1998 was $11,729,000, a decrease of $2,992,000, or 20%, as compared to $14,721,000 for the first nine months of 1997. The decrease in other income, net, during the third quarter of 1998, as compared to the third quarter of 1997, was primarily attributable to a decrease in unrealized holding gains on trading securities and an increase in interest expense resulting from the Company's issuance of convertible subordinated notes in December 1997 (see "--Liquidity and Capital Resources"), as well as a decrease in realized gains on sales of investment securities. This decrease was offset in part by an increase in interest income due to higher cash and investment balances during the third quarter of 1998, as compared to the same period in 1997. The decrease in other income, net, during the first nine months of 1998, as compared to the first nine months of 1997, was primarily attributable to a decrease in unrealized holding gains on trading securities and the increase in interest expense discussed above. This decrease was partially offset by an increase in realized gains on sales of investment securities, as well as the increase in interest income due to higher cash and investment balances during the first nine months of 1998, as compared to the same period in 1997. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to or deductions from other income until the securities are sold. When these securities are ultimately sold, the Company reclassifies the respective unrealized holding gains to realized gains. During the third quarter of 1998, the Company reclassified its investment in Memco Software Ltd. ("Memco") from trading securities to available-for-sale securities. This reclassification resulted from the Company's execution on August 13, 1998 of an agreement to acquire Memco. The Company's holdings in Memco represented a substantial majority of its trading securities portfolio. See "--Recent Developments" below.

 Income Taxes

  The Company's effective tax rates for the third quarter and the first nine months of 1998, excluding the Federal tax effect of Special Charges, were 30% and 31%, respectively. This compares to effective tax rates, excluding the Federal tax effect of Special Charges, of 31% and 27% for the same periods in 1997. For the third quarter of 1998, the Company reported income tax expense of $9,220,000, on pre-tax income of $28,605,000, as compared to income tax expense of $6,295,000, on pre-tax income of $20,060,000, for the third quarter of 1997. The Company reported income tax expense of $16,754,000, on a pre-tax loss of $18,403,000, for the first nine months of 1998, as compared to income tax expense of $9,032,000, on a pre-tax loss of $75,789,000, for the first nine months of 1997. For the nine months ended September 30, 1997, the Company's total income tax expense included an additional $5,070,000 to reduce the deferred tax asset balance.

 Net Income (Loss)

  For the reasons discussed above, the Company earned net income of $19,385,000 and $14,018,000 in the third quarter of 1998 and 1997, respectively, and the Company incurred a net loss of $35,157,000 and $85,846,000 for the first nine months of 1998 and 1997, respectively. During the third quarter of 1998 and the first nine months of both 1998 and 1997, the Company incurred Special Charges, as well as expenses related to the integration of acquired businesses, which had a significant impact on the Company's net losses for the nine-month periods ended September 30, 1998 and 1997. Because acquisitions remain an integral part of the Company's growth strategy, the Company expects to continue to incur acquisition-related Special Charges (as well as expenses related to the integration of acquired businesses) in future periods, which would materially adversely affect operating results in the periods in which such acquisitions are consummated and in subsequent periods. See "--Recent Developments" below.

RECENT DEVELOPMENTS

  On August 13, 1998, the Company entered into an agreement, pursuant to which the Company has agreed to acquire Memco, a leading provider of information security software. Under the terms of the agreement, Memco will become a wholly-owned subsidiary of the Company. The Company has agreed to exchange approximately 13,700,000 shares of the Company's Common Stock, $.001 par value ("Common Stock"), for all of the outstanding ordinary shares of Memco and to assume stock options which will convert into options to purchase approximately 3,050,000 shares of Common Stock. This acquisition, which the Company anticipates will be consummated in the first quarter of 1999, is subject to the approval of the shareholders of Memco and customary legal and regulatory conditions. This acquisition is expected to be accounted for as a pooling of interests. Costs incurred in connection with this transaction will be expensed in the quarter in which the acquisition is consummated.

  On September 9, 1998, the Company filed Hart-Scott-Rodino Notification and Report Forms for the proposed acquisition of Memco. On October 9, 1998, the Department of Justice issued a request for additional information for documents related to the acquisition. This request extends the waiting period until twenty days after the Company and Memco have provided the requested information. The proposed acquisition may not be consummated during this waiting period. The Company is working diligently to respond to the Department of Justice's request and continues to be committed to the transaction.

  Subsequent to the Company's execution of its agreement to acquire Memco, the Company, Memco and Tivoli Systems ("Tivoli") agreed to a new strategic relationship. Pursuant to this arrangement, Tivoli will integrate the Memco security technology with Tivoli's security offering, and the Company will distribute the Memco security products to Tivoli and provide Tivoli with related support services.

  On October 2, 1998, the Company acquired the business and certain assets of OpenDirectory Pty Limited and OpenDirectory Inc. (collectively, "OpenDirectory"), together a leading provider of enterprise-wide directory service and software solutions, for approximately $20,000,000. The Company may be required to make additional payments of up to $15,000,000 over a period of less than two years, contingent upon the operating results of OpenDirectory during this period. This acquisition will be accounted for under the purchase method, and a portion of the purchase price will be charged to acquired in-process technology in the fourth quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the Company held approximately $283,666,000 of cash, cash equivalents and investments, as compared to $358,204,000 as of December 31, 1997.

  For the nine months ended September 30, 1998, cash and cash equivalents decreased $122,215,000, from $233,024,000 at the beginning of the period to $110,809,000 at the end of the period. This decrease was primarily attributable to cash used in investing activities of $190,468,000. The principal components of investing activities were purchases of investments, net of maturities and sales, of $66,730,000; purchased and developed software costs of $60,489,000; and payments for acquisitions of $36,050,000. The cash used in investing activities was partially offset by cash provided by financing and operating activities of $50,619,000 and $18,019,000, respectively. Cash flows from operating activities for the first nine months of 1998 included proceeds from sales of trading securities of $13,918,000. For the first nine months of 1997, cash and cash equivalents decreased $61,793,000, from $178,661,000 at the beginning of the period to $116,868,000 at the end of the period. Cash used in investing activities of $75,323,000 was partially offset by cash provided by financing and operating activities of $10,614,000 and $2,662,000, respectively.

  In recent years, the Company's sources of liquidity have primarily been funds from capital markets and sales of installment receivables. The Company believes the funding available to it from these sources, as well as cash flows from operations, will be sufficient to satisfy its working capital and debt service requirements for the foreseeable future. The Company's capital requirements are primarily dependent on management's business plan regarding the levels and timing of investments in existing and newly-acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the condition of financial markets.

  The Company had trade and installment accounts receivable, net of allowances, of $346,857,000 and $279,919,000 at September 30, 1998 and
December 31, 1997, respectively. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a majority of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

  Installment receivables represent amounts collectible on long-term financing arrangements and include fees for product licenses, future upgrades and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over three to five years, with interest payable on the license and upgrade portions only. The Company's installment receivables are recorded net of unamortized discounts and deferred maintenance fees.

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

  The Company has continued to execute an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements. Consequently, the Company's volume of installment receivable sales has continued to increase since 1995. The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of an amount representing the interest to be earned by the finance company. The finance company collects customer remittances over the term of the agreement. Proceeds from the sale of installment receivables were approximately $63,000,000 and $193,000,000 for the third quarter and first nine months of 1998, respectively, as compared to $52,000,000 and $145,000,000 for the same periods in 1997. The proceeds received in the first nine months of 1998 related to transactions for which a substantial portion of the associated revenues were recognized in the first nine months of 1998 and prior periods, while the remaining portion related to deferred maintenance and services revenues. The Company also recognized deferred maintenance and services revenues in the first nine months of 1998 for which the Company had previously received proceeds from sales of the related installment receivables.

  There were no accounts receivable sold with specific recourse during the first nine months of 1998 or 1997, and as of September 30, 1998, there were no remaining potential recourse obligations for accounts receivable sold with specific recourse. However, the Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Under the terms of that agreement, potential recourse obligations at September 30, 1998 were approximately $18,800,000. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and determined the potential liability to be minimal.

  The Company had long-term acquisition-related payables of $8,044,000 and $18,320,000 and other long-term obligations of $268,668,000 and $267,239,000 as of September 30, 1998 and December 31, 1997, respectively. The convertible subordinated notes issued by the Company in November 1996 and December 1997 constituted the majority of the balances in long-term obligations at September 30, 1998 and December 31, 1997. The Company completed an offering of convertible subordinated notes due December 15, 2002 in December 1997 (the "1997 Notes"). The 1997 Notes bear interest at 6.25% annually, and the holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time during the 12-month period commencing December 15, 2000 at 102.5% of their principal amount and during the 12-month period commencing December 15, 2001 at 101.25% of their principal amount. The Company received proceeds, net of issuance costs, of $144,967,000 from the offering of the 1997 Notes. The Company completed an offering of convertible subordinated notes due November 15, 2001 in November 1996 (the "1996 Notes"). The 1996 Notes bear interest at 6.75% annually, and the holders of the 1996 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The 1996 Notes are redeemable at the option of the Company, in whole or in part, at any time during the 12-month period commencing November 15, 1999 at 102.7% of their principal amount and during the 12-month period commencing November 15, 2000 at 101.35% of their principal amount. The Company received proceeds, net of issuance costs, of $110,783,000 from the offering of the 1996 Notes. The Company currently has total debt service obligations of approximately $35,000,000 for 1998, consisting primarily of obligations to pay interest on the 1996 Notes and the 1997 Notes, as well as acquisition-related payables. Based on current outstanding indebtedness, the Company estimates its debt service requirements to be approximately $36,000,000, $18,000,000, $132,000,000 and $160,000,000
for 1999, 2000, 2001 and 2002, respectively. These amounts include the outstanding principal balance of the 1996 Notes in 2001 and the outstanding principal balance of the 1997 Notes in 2002.

  The Company currently has an unsecured bank line of credit of $55,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1% to the bank's prime rate. As of November 11, 1998, the Company had no outstanding borrowings under this line of credit, but had aggregate letters of credit outstanding for approximately $4,436,000, with expiration dates ranging from February 1999 to December 1999. These letters of credit reduce the balance available under this line of credit. Under the credit agreement, the Company has agreed: (i) to maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0; (ii) to maintain a tangible net worth of not less than $100,000,000; and (iii) to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Additionally, the Company has a line of credit with a Japanese bank for approximately $2,152,000 (based upon current exchange rates), under which borrowings bear interest at a rate of 2.125%. As of November 11, 1998, the Company had outstanding borrowings of approximately $1,333,000 under this line of credit.

FOREIGN CURRENCY EXCHANGE RATES

  To date, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations or liquidity. However, the Company closely monitors its foreign operations and net asset position to ascertain the need for hedging foreign currency exchange risk. Since 1997, the only exposure related to foreign currency exchange for which the Company has considered hedging appropriate has been related to short-term intercompany balances. These non-functional currency balances are hedged by purchases and sales of forward exchange contracts to reduce this exchange rate exposure. At September 30, 1998, the Company held an aggregate of approximately $14,500,000 in notional amount of forward exchange contracts. As the Company's operations expand in international regions outside Western Europe, where the Company's international operations are currently concentrated, the Company may increasingly hedge foreign currency exchange risk.

YEAR 2000 CONSIDERATIONS

 Demand for the Company's Products and Services

  The Company sells certain software products, and provides related consulting services, which assist customers in solving their own Year 2000 problems. For obvious reasons, the demand for these products has been created by the impending arrival of the Year 2000. Demand for certain of the Company's other products may also be generated by customers who are replacing or upgrading software to accommodate the Year 2000 date change. As a result, demand for some of the Company's products and services may diminish as the Year 2000 arrives, which could negatively impact the Company's revenue growth rate. Additionally, because the Company believes that some of its customers are allocating a substantial portion of their 1998 and 1999 information technology ("IT") budgets to Year 2000 compliance, sales of certain of the Company's traditional product offerings may be adversely affected through the end of 1999.

 Compliance of the Company's Products

  The Company believes that substantially all of the products that it currently sells or maintains are now Year 2000 compliant. These products have met rigorous compliance criteria and have undergone extensive testing to detect any Year 2000 failures. In general, these Year 2000 compliance efforts have been part of the Company's ongoing software development process, and the Company estimates that the associated incremental costs have totaled less than $15,000,000. Despite these efforts, certain of the Company's products may contain undetected Year 2000 problems, and customers of the Company who have discontinued maintenance may be running old product versions that are not compliant.

  The Company licenses a small percentage of the products that it sells from third parties. Although these products have generally been warranted to the Company as Year 2000 compliant, they have generally not been subject to the same extensive Company testing as those products developed or acquired by the Company. The Company has therefore initiated an aggressive effort to work with its third party product suppliers to obtain a very high level of assurance of Year 2000 compliance.

  As discussed above, acquisitions are a critical part of the Company's growth strategy. Under certain circumstances, the Company may decide to acquire software products that are not currently Year 2000 compliant. There can be no assurance that the Company will be successful in bringing such products into compliance prior to January 1, 2000, particularly any products acquired in late 1999. The Company is developing contingency plans to inform customers if any Year 2000 problems remain.

  Because the Company's products are typically used in high volume information systems that are critical to its customers' operations, business interruptions, loss or corruption of data or other major problems resulting from a failure of a product to process data correctly could have significant adverse consequences to its customers. Although the Company believes that its software license agreements provide it with substantial protection against liability, the Company cannot predict whether or to what extent any legal claims will be brought against the Company, or whether the Company will otherwise be adversely affected, as a result of any such adverse consequence to its customers. Similarly, the Company may face legal claims or suffer other adverse consequences as a result of any information system failures of companies for which the Company has provided consulting services.

 Internal Systems and Technical Infrastructure

  The Company has implemented a comprehensive program, with a dedicated project manager, to address Year 2000 issues in the Company's internal systems, including IT and non-IT systems, and technical infrastructure. As part of this program, the Company is analyzing Year 2000 compliance with respect to the services, building systems and equipment at the properties at which the Company operates. It is also verifying that other third parties upon which the Company relies, including payroll and employee benefit-related service providers and financial institutions, are or will be compliant.

  The Company believes that its Year 2000 internal systems and technical infrastructure compliance program is approximately 75% complete and that the remainder will be completed well in advance of January 1, 2000. This program includes eight phases: (1) inventorying of all of the Company's software and hardware (completed); (2) identifying and testing all internal mission critical business applications and correcting any Year 2000 problems in these applications (expected to be completed by November 1998); (3) identifying the interfaces from the mission critical business applications to third party systems and confirming the compliance of these third party systems (all of these systems are expected to be compliant by the first quarter of 1999); (4) identifying critical vendors in purchasing and travel (vendor questionnaire responses are now being reviewed); (5) informing the Company's internal user community about this Year 2000 program (an intranet site has been established and is regularly updated); (6) educating the Company's internal user community about Year 2000 issues and monitoring user compliance (planned for November and December of 1998); (7) identifying noncritical vendors and confirming their Year 2000 compliance (planned for the first quarter of 1999); (8) preparing contingency plans for mission critical business applications, technical infrastructure and critical vendors (planned for the fourth quarter of 1998 and first quarter of 1999).

  The Company expects that it will not incur any significant incremental costs for replacement or upgrading of systems that are not Year 2000 compliant, and it estimates that total personnel expenses relating to the Company's remediation program will be approximately $2,000,000. Therefore, the Company does not believe that the costs associated with the program will have a material effect on the Company's financial condition or results of operations.

  The Company believes that, although its risk of operational disruption from systems failures due to Year 2000 problems is minimal, the Company could suffer adverse consequences as a result of interruptions in electrical power, telecommunications or other critical third party infrastructure services. In a worst case scenario, Company computer systems could be rendered inoperable, and the Company could be unable to develop or support its products. The Company is currently developing a specific contingency plan to deal with these issues. This plan, which is expected to be completed by May 1999, is expected to provide for relocation of employees and reliance on Company owned electrical generators and cellular telephones.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes V. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France). Altai, Inc. ("Altai"), a wholly-owned subsidiary of the Company, has been involved in a suit in France concerning copyright infringement claims identical to those on which Altai previously prevailed against Computer Associates International, Inc. ("CAI") in the United States. In January 1995, the French court issued a decision rejecting CAI's claim of copyright infringement. CAI subsequently appealed this decision to a French appellate court. In May 1998, the U.S. Supreme Court denied Altai's petition for certiorari on motions that the U.S. court decisions are binding with respect to the French case. On October 23, 1998, the French appellate court upheld in all pertinent parts the decision of the French lower court. See the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  A. EXHIBITS

     Exhibit 2 Agreement dated as of August 13, 1998 by and between the Company and Memco (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated August 13,
                1998).
     Exhibit 11 Basic and Diluted Earnings Per Share Calculations.
     Exhibit 15 Acknowledgment of Independent Certified Public Accountants
                Regarding Independent Auditors' Review Report.
     Exhibit 27 Financial Data Schedule.

  B. REPORTS ON FORM 8-K:

      The Company filed a Current Report on Form 8-K (Items 5 and 7) dated July 14, 1998 to report the Company's issuance of a press release announcing its results of operations for the second quarter of 1998.

      The Company filed a Current Report on Form 8-K (Items 5 and 7) dated August 4, 1998 to update and amend certain information and disclosures previously reported by the Company pursuant to the Securities Exchange Act of 1934, to reflect the Company's acquisitions in the second quarter of 1998 of Mastering, LBMS and Logic Works (collectively, the "Acquisitions"). This Form 8-K includes the following audited consolidated financial statements of the Company, restated to reflect the Acquisitions as poolings of interests: (i) balance sheets as of December 31, 1997 and 1996, and (ii) statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997.

      The Company filed a Current Report on Form 8-K (Items 5 and 7) dated August 13, 1998 (i) to report the Company's execution of an agreement to acquire Memco and the issuance of a press release in connection therewith and (ii) to file certain related exhibits.

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

Date: November 16, 1998

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

Date: November 16, 1998