Form 10-Q/A
period 1998-09-30
PLATINUM TECHNOLOGY INTERNATIONAL INC
filed 1999-02-02
CIK 825703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

                    PLATINUM technology International, inc.
             (Exact name of registrant as specified in its charter)

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of January 15, 1999, there were outstanding 86,858,350 shares of Common Stock, par value $.001, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            PLATINUM technology International, inc. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
    Independent Auditors' Review Report...................................   3
    Consolidated Statement of Stockholders' Equity........................   4
    Notes to Consolidated Financial Statements............................   5
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   8
SIGNATURES................................................................  22

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology International, inc.:

  We have reviewed the consolidated balance sheet of PLATINUM technology International, inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations and comprehensive income for the three and nine month periods ended September 30, 1998 and 1997, cash flows for the nine month periods ended September 30, 1998 and 1997, and stockholders' equity for the nine month period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management.

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

  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of PLATINUM technology International, inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated May 28, 1998, which was based in part on the reports of other auditors, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          /s/ KPMG LLP

Chicago, Illinois
November 12, 1998

            PLATINUM technology International, inc. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)

                                 (in thousands)

                                                              Nine Months
                                                            Ended September
                                                                30, 1998
                                                            -----------------
                                                            Shares   Amount
                                                            ------  ---------
Preferred stock:
  Balance at beginning of year.............................  1,768  $      18
  Preferred stock subscribed............................... (1,768)       (18)
  Issuance of preferred stock..............................  1,768         18
                                                            ------  ---------
    Balance at end of year.................................  1,768  $      18
                                                            ======  =========
Common stock:
  Balance at beginning of year............................. 80,239  $      80
  Exercise of stock options................................  2,901          3
  Issuance of common stock under Stock Purchase Plan.......  1,199          1
  Issuance of common stock.................................  1,925          2
  Conversion of subordinated notes.........................      2        --
                                                            ------  ---------
    Balance at end of year................................. 86,266  $      86
                                                            ======  =========
Paid-in capital:
  Balance at beginning of year.............................         $ 691,609
  Exercise of stock options................................            33,398
  Issuance of common stock under Stock Purchase Plan.......            18,545
  Issuance of common stock.................................            33,605
  Preferred stock subscribed...............................           (41,848)
  Issuance of preferred stock..............................            41,848
  Amortization of shelf registration costs.................              (124)
  Conversion of subordinated notes.........................                36
                                                                    ---------
    Balance at end of year.................................         $ 777,069
                                                                    =========
Accumulated deficit:
  Balance at beginning of year.............................         $(352,450)
  Net loss.................................................           (35,157)
  Adjustment for immaterial pooled businesses..............            (3,522)
  Adjustment to conform fiscal years of pooled businesses..              (385)
                                                                    ---------
    Balance at end of year.................................         $(391,514)
                                                                    =========
Unrealized appreciation (depreciation) in marketable
 securities:
  Balance at beginning of year.............................         $   8,466
  Change in unrealized holding gains, net of tax...........           (11,781)
                                                                    ---------
    Balance at end of year.................................         $  (3,315)
                                                                    =========
Foreign currency translation adjustment:
  Balance at beginning of year.............................         $  (4,847)
  Translation adjustment...................................              (246)
                                                                    ---------
    Balance at end of year.................................         $  (5,093)
                                                                    =========
      Total stockholders' equity...........................         $ 377,251
                                                                    =========

          See accompanying notes to consolidated financial statements.

           PLATINUM technology International, inc. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements of PLATINUM technology International, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated.

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

Note 2--REVENUE RECOGNITION

  On January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, which specifies the criteria that must be met prior to the Company recognizing revenues from software sales. The adoption of SOP 97-2 in 1998 has not had a material impact on the Company's financial position or results of operations.

Note 3--EARNINGS PER SHARE

  Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents.

Note 4--BUSINESS COMBINATIONS

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

           PLATINUM technology International, inc. AND SUBSIDIARIES

  The following unaudited information reconciles total revenue and net loss of PLATINUM as reported in the Company's Form 10-Q for the quarter ended September 30, 1997 (the "Form 10-Q") with the amounts presented in the accompanying unaudited statements of operations for the nine months ended September 30, 1997, as well as the separate results of operations for the nine months ended September 30, 1998 of Mastering, LBMS and Logic Works during the periods preceding their acquisition. The 1998 results for Mastering and LBMS represent the four months ended April 30, 1998. The 1998 results for Logic Works represent the five months ended May 31, 1998.

                                          Nine months ended   Nine months ended
                                         September 30, 1998  September 30, 1997
                                         ------------------- -------------------
                                                  Net income          Net income
                                         Revenues   (loss)   Revenues   (loss)
                                         -------- ---------- -------- ----------
   PLATINUM (1).........................                     $412,262  $(94,042)
    Mastering........................... $13,428   $(5,078)    29,580     1,619
    LBMS................................   5,981      (865)    18,619     4,256
    Logic Works.........................  21,191       575     35,721     2,321
                                                             --------  --------
     Total..............................                     $496,182  $(85,846)
                                                             ========  ========

--------
(1) Represents the historical results of PLATINUM as reported in the Form 10-Q without considering the effect of the pooling-of-interests transactions consummated in 1998. All merger costs are reflected in the historical results of PLATINUM.

  PLATINUM has also made a number of acquisitions during the nine month period ended September 30, 1998, that have been accounted for under the purchase method. Accordingly, purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Estimated amounts allocated to acquired in-process technology have been expensed at the time of acquisition. Excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited, generally seven to ten years. The consolidated statements of operations reflect the results of operations of the purchased companies since the effective dates of the acquisitions.

  In June 1998, PLATINUM acquired all the outstanding common stock of Geneva Software, Inc., a leading provider of network management tools, in exchange for 920,615 shares of PLATINUM common stock, which had a market value of approximately $21,700,000 at the time of the acquisition. A portion of the purchase price was charged to acquired in-process technology in the second quarter of 1998.

  In June 1998, PLATINUM acquired all the outstanding capital stock of Systems Management Solutions, Inc., a provider of mainframe asset management and cost modeling tools, in exchange for approximately $5,500,000. A portion of the purchase price was charged to acquired in-process technology in the second quarter of 1998.

  In June 1998, PLATINUM acquired all the outstanding capital stock of ICON Computing, Inc., a provider of modeling technologies, in exchange for 142,570 shares of PLATINUM common stock, which had a market value of approximately $5,900,000 at the time of the acquisition. A portion of the purchase price was charged to acquired in-process technology in the second quarter of 1998.

  In June 1998, PLATINUM acquired all the assets of Ergondata Do Brasil LTDA ("Ergondata") and Senior Consultores Associados LTDA ("Senior"), (together, the "Brazil Acquisitions"), providers of consultancy services relating to the installation and maintenance of specialized computer systems, in exchange for 138,632 shares of PLATINUM common stock, which had a market value of approximately $3,600,000 at the time of the acquisition, and approximately $300,000, plus contingent consideration of approximately $3,100,000, as specified in the acquisition agreement. The amount of this additional payment was not determinable at September 30, 1998. Additional payments will be recorded as excess of cost over net assets acquired in the periods in which such payments are determinable.

           PLATINUM technology International, inc. AND SUBSIDIARIES

  During the first nine months of 1998, PLATINUM also acquired certain other software businesses and product technologies, in transactions accounted for as purchases, for an aggregate purchase price of approximately $5,732,000. Portions of the purchase prices were charged to acquired in-process technology in the periods in which the acquisitions occurred.

  The following summary presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the nine months ended September 30, 1998.

                                             Acquired
                                  Purchased In-Process                 Purchase
          Company Name            Software  Technology Goodwill Other  Price (1)
          ------------            --------- ---------- -------- -----  ---------
Geneva Software..................  $1,303    $18,816    $2,165  $(276)  $22,008
SMS..............................     327      4,379       826    207     5,739
ICON.............................     --       5,300       630    150     6,080
Brazil Acquisitions..............     --         --      4,592     33     4,625
Others...........................   2,274      4,120        95   (757)    5,732
                                   ------    -------    ------  -----   -------
                                   $3,904    $32,615    $8,308  $(643)  $44,184
                                   ======    =======    ======  =====   =======

--------
(1) Purchase price includes costs associated with the acquisition.

  The following unaudited pro forma summary presents the Company's results of operations as if the acquisitions of Geneva Software and other software and services businesses had occurred at the beginning of each period. This summary is provided for information purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of their respective dates, or of results that may occur in the future.

                                                             Nine months ended
                                                               September 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
                                                              (in thousands,
                                                             except per share
                                                                   data)
      Revenues.............................................. $660,217  $502,868
      Net loss..............................................  (34,164)  (84,531)
      Net loss per share....................................    (0.41)    (1.07)

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

  The Company recognizes revenues from its software sales using the criteria specified in AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, which was adopted on January 1, 1998. The adoption of SOP 97-2 has not had a material impact on the Company's financial position or results of operations for the nine months ended September 30, 1998.

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

  In June 1998, PLATINUM acquired network monitoring technology from Geneva Software Inc. A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the project had not reached technological feasibility and is believed to have no alternative future use other than as a network monitoring device. The in-process technology involved new major monitoring capabilities for hubs, routers, and switches along with several performance capabilities.

  PLATINUM carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years and discounted to present value using a discount rate of approximately 20%. PLATINUM believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology considering it was estimated to be 73% complete as of the acquisition date. PLATINUM anticipates incurring approximately $1,000,000 of additional research and development costs over a short time frame with an anticipated completion date of June 1999. In projecting the future revenue streams from the project, PLATINUM considered many factors including competition, network management growth estimates, time to market, and additional sales and marketing leverage, as well as the impact of larger transactions upon global enterprises to which Geneva Software was not accustomed.

  In June 1998, PLATINUM acquired mainframe asset management and cost modeling capabilities from Systems Management Solutions, Inc. A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the project had not reached technological feasibility and is believed to have no alternative future use other than for asset management and cost modeling. The in-process technology involved implementing the mainframe technology design onto additional mid range platforms such as UNIX and NT.

  PLATINUM carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years and discounted to present value using a discount rate of 20%. PLATINUM believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology considering it was estimated to be over two thirds complete as of the acquisition date. PLATINUM has brought this technology to feasibility incurring approximately $400,000 of additional research and development costs. In projecting the future revenue streams from the project, PLATINUM considered many factors including competition, asset management growth estimates, time to market, and additional sales and marketing leverage, as well as the impact of larger transactions upon global enterprises to which Systems Management Solutions was not accustomed.

  In June 1998, PLATINUM acquired modeling technologies from ICON Computing, Inc. A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the projects had not reached technological feasibility and were believed to have no alternative future use other than as modeling tools.

  PLATINUM carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 20%. PLATINUM believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technologies as they were estimated to be over fifty percent complete as of the acquisition date. PLATINUM anticipates incurring approximately $1,200,000 of additional research and development costs over a short time frame with an anticipated completion date of December 1999. In projecting the future revenue streams from the project, PLATINUM considered many factors including competition, market growth estimates, time to market, and additional sales and marketing leverage, as well as the impact of larger transactions upon global enterprises to which ICON was not accustomed.

  During the first nine months of 1998, PLATINUM also acquired certain other software businesses and product technologies. Portions of the purchase prices were attributed to acquired in-process technology, as the development work associated with the projects had not reached technological feasibility and were believed to have no alternative future use. PLATINUM anticipates incurring approximately $6,000,000 of additional research and development costs over a short time frame and expects these projects to be completed within the next 12-18 months.

  The following summary presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method for the nine months ended September 30, 1998.

                                             Acquired
                                  Purchased In-Process                 Purchase
          Company Name            Software  Technology Goodwill Other  Price (1)
          ------------            --------- ---------- -------- -----  ---------
Geneva Software..................  $1,303    $18,816    $2,165  $(276)  $22,008
SMS..............................     327      4,379       826    207     5,739
ICON.............................     --       5,300       630    150     6,080
Brazil Acquisitions..............     --         --      4,592     33     4,625
Others...........................   2,274      4,120        95   (757)    5,732
                                   ------    -------    ------  -----   -------
                                   $3,904    $32,615    $8,308  $(643)  $44,184
                                   ======    =======    ======  =====   =======

--------
(1) Purchase price includes costs associated with the acquisition.

  The forecasts used in valuing the acquired in-process technologies were based upon assumptions PLATINUM believed to be reasonable but which were inherently uncertain and unpredictable. For this reason, actual results may vary from projected results. PLATINUM did not assume in its valuation model any material change in its profit margins or any material increases in selling, general administrative expenses as a result of the acquisitions.

  Without successful completion of the remaining research and development efforts on the acquired in-process technologies including integration with PLATINUM's existing products, the end result would be to fail to fulfill the products' design specifications and, in turn fail to meet market requirements. As a result, PLATINUM would not realize the future revenues and profits attributed to the acquired in-process research and development. Ultimately, PLATINUM would fail to realize the expected return on such investments. PLATINUM has not planned any significant expense reductions nor synergies as a result of the acquisitions and thus does not believe that failure to achieve the projected results from the acquired in-process technologies will have a material impact on PLATINUM as a whole.

  PLATINUM believes that it will complete the projects in a timely manner and within original cost estimates. Significant efforts are necessary to develop the acquired in-process technology into commercially viable products, principally related to the completion of all designing, prototyping, coding, scalability verification, and testing activities that are required to establish that the proposed technologies would meet their design specifications. The acquired in-process technology projects are expected to begin to result in material positive cash flows in 12-24 months subsequent to their completion, assuming their successful completion.

  PLATINUM has reviewed its projections of revenues and estimated costs of completion for acquisitions involving acquired-in-process R&D consummated from 1993 through 1997. PLATINUM has compared these projections with actual revenues and costs and determined that, in aggregate, the average margin of error between the estimated and actual results was 5-10%.

  PLATINUM expects to continue to incur charges for acquired in-process technology in connection with future acquisitions, which will reduce operating and net income for the periods in which the acquisitions are consummated. See "--Recent Developments."

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

  There were no accounts receivable sold with specific recourse during the first nine months of 1998 or 1997, and as of September 30, 1998, there were no remaining potential recourse obligations for accounts receivable sold with specific recourse. However, the Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Under the terms of that agreement, potential recourse obligations at September 30, 1998 were approximately $18,800,000. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and does not expect the potential liability to have a material adverse effect on the Company's future results of operations.

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

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  A. Exhibits

     Exhibit   Acknowledgment of Independent Certified Public Accountants Regarding
     15        Independent Auditors' Review Report.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Platinum technology International,
                                           inc.

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

Date: February 1, 1999

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

Date: February 1, 1999