Form 10-K405
period 1998-12-31
PLATINUM TECHNOLOGY INTERNATIONAL INC
filed 1999-04-01
CIK 825703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

              For the Transition period from          to

                         Commission File Number 0-19058

                               ----------------

                    PLATINUM technology International, inc.
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3509662
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

            1815 South Meyers Road, Oakbrook Terrace, Illinois 60181
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (630) 620-5000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

  (Title of Class)           (Title of Class)           (Title of Class)
  Common Stock, par   Preferred Stock Purchase Rights
   value $.001 per                                     6 3/4% Convertible
        share                                      Subordinated Notes due 2001

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ^[ ]

   As of March 23, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (based upon the per share closing sale price of $9 13/16 on March 23, 1999, and for the purpose of this calculation only, the assumption that the registrant's directors and executive officers are affiliates) was approximately $830,590,219.

   The number of shares outstanding of the registrant's Common Stock as of March 23, 1999 was 87,467,016.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's definitive Proxy Statement in connection with its
                              1999 Annual Meeting
      of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

   The discussion below contains certain forward-looking statements [as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")] that are based on the beliefs of the management of PLATINUM technology International, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM"), as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1999 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-Looking Statements" on page 33 for a discussion of risks, uncertainties and other factors that could cause or contribute to such material differences.

Company Overview

   The Company develops, markets and supports software products, and provides related professional services, that help organizations manage and improve their information technology ("IT") infrastructures, which consist of all the data, systems and applications that are used to run businesses. The Company's products and services help IT departments, primarily in large and data intensive organizations, minimize risk, improve service levels, and leverage information to make better business decisions. The Company's products typically perform fundamental functions, such as automating operations, maintaining the operating efficiency of systems and applications, and ensuring data access and integrity. They help organizations operate and manage large, complex, distributed environments containing multiple computing platforms, database management systems, applications, and operating systems that span mainframe, midrange, and PC/LAN computing environments, including MVS, UNIX, Windows, and Windows NT. The Company's products also support multiple database management systems, such as the DB2 family, Oracle, Sybase, Microsoft SQL Server, UDB, and Informix. In addition, the Company's products provide support for packaged applications such as SAP, PeopleSoft, Baan, and Oracle Financials.

Market Overview

   Companies today rely on their IT infrastructures to keep their businesses operating efficiently. As organizations have moved from host-based computing systems to open systems environments, the deployment, management, maintenance and productive use of IT has become increasingly complex. These open computing environments service numerous end-users spread across various locations and consist of a diverse set of applications, computing platforms (including mainframes, minicomputers, workstations and desktop PCs/LANs), relational database management systems ("RDBMSs"), operating systems (including UNIX, Windows, Windows NT, and MVS) and media, including intranets and the Internet. These open environments are also dynamic; users, as well as hardware and software resources, are frequently added, removed or changed; and new, mission-critical applications are continually being developed and deployed. The Company believes that, due to the complexities of these new computing environments, organizations are increasingly seeking to purchase IT management products and services from a smaller number of vendors that can provide complete, flexible and integrated solutions for managing and improving the IT infrastructures that run their businesses.

Company Structure

   The Company's 1998 structure consisted of four business units focused on product development and marketing and the Global Consulting Organization, a business unit focused on providing consulting and education services worldwide. The Company's four product business units were Database Management, Systems Management, Application Infrastructure Management, and Data Warehousing and Decision Support.

   In the first quarter of 1999, the Company replaced its existing product business units with two core business units: Enterprise Management and Application Lifecycle & Knowledge Management. The Company's Database Management and Systems Management business units were merged to create the new Enterprise Management business unit, which focuses on three key product lines: DB2 solutions, PLATINUM ProVision, and Security. The Company's Application Infrastructure Management, and Data Warehousing and Decision Support business units were merged to create the new Application Lifecycle & Knowledge Management business unit, which focuses on three key product lines: ADvantage, End-to-End Data Warehousing, and TransCentury. The Company's Internet Commerce division is currently being folded into its Application Lifecycle & Knowledge Management business unit.

   The Company consolidated its offerings into these two business units in order to capitalize on its strengths and align more closely with customer needs. This new structure is designed to better enable the Company to address the two critical factors facing companies today: driving operational efficiency by ensuring high-performance and availability of the systems that run the business day in and day out (Enterprise Management); and driving the business forward by delivering new applications and leveraging information (Application Lifecycle & Knowledge Management).

   See Note 17 of the Notes to Consolidated Financial Statements included elsewhere herein for further information regarding the Company's segment and geographic information.

Product Strategy

   The Company is focused on delivering products and services that offer customers maximum flexibility and functionality, while addressing the increasing demand for simplified vendor relationships by building complete solutions to IT problems. Through a combination of an aggressive acquisition program and vigorous internal product development efforts, the Company assembled the core competencies needed to create complete infrastructure management solutions. Devoting substantial resources to integrating its products and technologies, the Company is now leveraging the breadth of its product lines and its professional services capabilities to provide complete, customized solutions for IT infrastructure problems. These solutions include product suites, which are sets of integrated products drawn together from multiple product lines of the Company; point (stand-alone) products; and product bundles, which are sets of software tools that are packaged together but do not necessarily have the level of integration that defines a suite. The Company also offers a wide array of professional services, including consulting, systems integration, and educational and certification programs, both in conjunction with and independent of software product sales.

   The Company's product suites provide complete solutions to companies' IT infrastructure problems, eliminating the need for them to license single products from many different vendors. The Company's products are designed to permit a customer to either purchase prepackaged integrated suites or to choose individual products and later add other products as needed. The cornerstone of the Company's integration efforts is a set of shared components that give the Company's products a common look and feel, common installation and distribution, and common communication, data and events handling. Integration components are built into individual products so that, as customers purchase additional Company products, the newly acquired and previously installed products can begin working together immediately.

   These integrated product offerings allow businesses to experience comprehensive benefits without having to deal with multiple products or multiple vendors. The Company has designed product suites that address IT infrastructure problems that are shared by businesses from various industries, as well as product suites that target IT infrastructure problems that are unique to specific industries. For example, in early 1998, the Company began shipping its ProVision suite of integrated tools for enterprise management, which is the Company's most significant integrated offering of products to date. ProVision enables companies to manage applications, databases, networks, servers, and the Internet in an integrated fashion, providing capabilities for job management, performance management and analysis, database administration, database backup and recovery, security, and software distribution.

   The Company is also creating solutions for the needs of specific industries, as well as general business needs. For example, during 1996, the Company released PLATINUM RiskAdvisor, a data warehouse decision support application developed specifically for the insurance industry. The Company is also enabling its products and suites for application with Enterprise Resource Planning
(ERP), E-Commerce, and Internet/intranet/web and offers a broad set of solutions for the Year 2000 problem. Additionally, in late 1996, the Company formed specialty consulting practice groups within its professional services business unit, including groups dedicated to Year 2000 solutions and Internet/intranet technologies.

   Evidencing the increasing demand from the Company's customers for these comprehensive solutions, the Company completed 147 transactions of over $1 million during 1998, as compared to 102 such transactions during 1997 and 55 such transactions during 1996. Each of these large transactions included licenses for software product suites or bundles, along with future upgrades and maintenance; software consulting services; or both product licenses and related consulting services.

Business Units and Product Lines

   The Company currently develops and markets software products through its two business units: Enterprise Management and Application Lifecycle & Knowledge Management.

 Enterprise Management

   The Company has merged its Database Management and Systems Management business units to create the new Enterprise Management business unit, which is focused on three key product lines: DB2 solutions, PLATINUM ProVision, and Security. This new structure consolidates the Company's ProVision product development and marketing efforts, which is expected to accelerate product delivery and streamline interaction and support for the sales organization.

  DB2 Product Line

   The Company provides a leading set of tools and utilities for DB2 database management, including backup and recovery, database administration, database design, and performance analysis. By automating administrative and maintenance tasks, these software solutions enable users to achieve the highest performance levels possible, increase data availability, automate arduous administrative tasks while eliminating human error, and deliver new products or enhancements to end-users faster and with more flexibility. Principal DB2 product sets include the following:

  . PLATINUM Catalog Facility (PCF)--a complete set of tools that automates and streamlines the DBA's day-to-day tasks, reducing human error while keeping complete control of the database environment in the DBA's hands. PCF enables DBAs to automate DB2 object and data migrations; incorporate changes from DB2 test environments into production environments; manage the physical structure of databases; and manage DB2 security privileges.

  . Performance Analyzers--a complete set of tools that companies can rely on for start-to-finish performance analysis of their DB2 applications and systems. Capabilities include advanced analysis for monitoring and maintaining efficient SQL; analysis of DB2 subsystem performance and resource use; and database monitoring, analysis, forecasting, and tuning.

  . DB2 Fast Utilities--a complete set of utilities that enable DBAs to perform routine tasks substantially faster than can be done with native DB2 utilities. These tools maximize data availability to increase system performance and provide substantial savings in system resources, such as CPU and disk space.

  ProVision Product Line

   The Company offers a modular, integrated suite of tools for enterprise management that enables companies to streamline management of applications, databases, networks, and servers. ProVision enables companies to reduce the costs and risks associated with managing their IT infrastructures, while improving service levels, availability, and productivity. ProVision's management disciplines include job management, performance management and analysis, database administration, database backup and recovery, security, and software distribution. Because integration is built into each ProVision tool, organizations can implement one or more tools, and add more tools as needed, to solve their most immediate IT problems. ProVision began shipping in early 1998. Principal ProVision disciplines include the following:

  . Automated Operations--tools that simplify management and monitoring of multiple jobs in distributed environments, providing centralized control of job execution across heterogeneous platforms and flexible features, such as self-correcting job control and automated restart and recovery capabilities.

  . Enterprise Performance Management--tools for monitoring, managing, and improving the performance of applications, databases, networks, servers, and the Internet. These tools enable organizations to proactively increase system availability, reduce downtime, and improve service levels enterprise-wide.

  . Open Systems Database Utilities--utilities for open systems databases
    (e.g., Oracle, Sybase, Microsoft SQL Server, and Informix) that accelerate routine database maintenance tasks, such as loads and database reorganizations, quick extraction of data from databases, and optimization of database structures.

  Security Product Line

   The Company offers AutoSecure, a complete portfolio of security products that helps organizations manage risk within their IT infrastructures, addressing all aspects of the IT environment that need to be protected, including networks, servers and workstations, users, applications and services, and information and data. AutoSecure protects information by preventing unauthorized access to data and system resources in distributed environments; provides single sign-on for users to applications and services they are authorized to use, whether they are on mainframes, distributed systems or PCs; and provides a single point for user registration in other security systems.

 Application Lifecycle & Knowledge Management

   To help customers quickly adapt applications and access information to create competitive advantage, the Company has merged its Application Infrastructure Management and Data Warehousing and Decision Support business units to create the new Application Lifecycle & Knowledge Management business unit, which is focused on three key product lines: ADvantage, End-to-End Data Warehousing, and TransCentury. This consolidation helps the Company leverage synergistic solutions and capabilities, such as data modeling (ERwin) and metadata management (Repository) technologies, which support both application development and data warehousing customers. For example, while ERwin is integral to the Company's data warehouse solutions, especially with its integration into DecisionBase, it is also core to the Company's ADvantage offering. Likewise, the Company's Repository initiative with Microsoft is as important to its ADvantage solution as it is to its Data Warehousing solution.

  ADvantage Product Line

   The Company offers ADvantage, an integrated suite of tools which provides an application development infrastructure that enables organizations to deliver applications on time and on budget. ADvantage helps organizations automate and improve the processes for building, managing and delivering applications. These products include tools for integrated project and process management, data and component modeling, construction, testing, application deployment and software distribution, integrated change and configuration management, and decision support. These products facilitate the development of sophisticated, high-performance applications and improve the overall productivity and quality of development efforts. Principal ADvantage products include the following:

  . Modeling--tools that help organizations build strong information technology architectures by defining business processes and creating "blueprints" of application and data requirements and their relationships. These tools enable organizations to more easily reuse and share data and application components, and improve communication between business and development teams.

  . Change Management--tools that help development staff track and manage changes when building large, distributed application systems. By synchronizing development activities across heterogeneous platforms and MVS throughout the application development lifecycle, these change management tools help ensure more successful projects.

  . Decision Support for Application Development--a decision-support tool
    (ADvisor) that helps IT executives and development managers minimize the risks and costs associated with the applications that run their businesses by providing the information needed to ensure on-time, on-budget delivery of applications. ADvisor delivers the critical project information organizations need to manage application development as a core business process.

  End-to-End Data Warehousing Product Line

   The Company offers an integrated set of solutions for all major data warehousing functions, including data transformation and movement, data warehouse management, metadata management and repository, and decision support. The Company plans to leverage and reposition these products to address the emerging demand for knowledge management solutions. The Company's data warehousing products help organizations build, manage and maintain data warehouses. A data warehouse is a data store that gives end-users full access to periodically consolidated, historical data for making business decisions and analyzing trends without jeopardizing the performance of mission-critical operations. Warehousing tools can capture data in many forms on numerous platforms, transfer it to multiple database platforms and provide users with the means to access and manage such information. Repository tools play a key role in data warehouses as places for centralized control and as collection points for status information concerning the warehouses and their activities.

   The Company's products enable organizations to better leverage their corporate data investments by allowing end-users to derive maximum value and insight from information. These products ensure enterprise-wide data access and enable complex data analysis and reporting so that users can effectively identify business trends and make informed decisions. Principal data warehouse products include the following:

  . DecisionBase--a tool for metadata-based data extraction, transformation, and movement that enables companies to build data marts and data warehouses fast and maintain them easily, without sacrificing future flexibility. It combines graphical mapping with sophisticated transformation and movement capabilities and seamless integration with the industry-leading repository technology, which provides a common storage place for all enterprise-wide metadata. This single source ensures data consistency across the organization.

  . Repository--serves as a central point of control, enabling organizations to easily manage, maintain and access vast amounts of corporate data, applications, and systems in a heterogeneous environment. Repository provides information such as where data is located, who created and who maintains data, what application processes the data drives, and what relationship the data has with other data.

  . Decision Support Solutions--tools and applications that meet the decision support needs of business users and IT, while enabling organizations to build an architecture that adapts to future growth and change. Solutions include powerful tools for rapidly building custom decision support applications; tools that provide advanced online analytical processing
    (OLAP) capabilities for data warehouse environments; and business applications that are ready to use.

  TransCentury Product Line

   The Company offers TransCentury, an end-to-end "find-it, fix-it, test-it" solution to the computing problem created by the Year 2000 date change. TransCentury Year 2000 solutions cover compliance efforts from start to finish, from mainframes to desktops. TransCentury also helps companies more effectively plan resources and reduce the costs and time associated with addressing the Year 2000 problem. TransCentury combines tools and technologies made available through internal development, acquisitions, and marketing agreements.

  Internet Infrastructure

   The Company's Internet Commerce division is currently being folded into its Application Lifecycle & Knowledge Management business unit. Raveler, the Company's complete Internet infrastructure solution, is a set of products that assists companies in the creation, deployment, and management of web content. It is a content management system for sophisticated enterprise-wide web implementations that integrates web operations into existing IT infrastructures. Raveler gives managers a "bird's-eye" view of the status of web projects for internal, external, or customer use. IT professionals can automate thousands of tasks, including server uploads. From their desktops, content creators can protect intellectual property by automatically versioning, distributing, displaying, testing, and sharing their work with authorized co-workers.

Professional Services

   As part of its strategy to provide complete solutions for Global 10,000 IT organizations, the Company's Global Consulting Organization offers a range of professional services, including consulting services, systems integration, and educational and certification programs, in support of, and independent of, its products. These services help businesses plan, construct and manage infrastructures in which complex software products can be used. These services can improve and accelerate customization, implementation and deployment of the Company's software products. The Company believes that more rapid and effective implementation of its software products will lead to increased customer satisfaction and greater follow-on sales. For these reasons, the Company is now packaging professional services as a standard feature of its product sales. As of March 15, 1999, the Company employed approximately 1,610 persons in professional services.

   Consulting Services. The Company is focusing significant effort on developing and expanding its consulting services group. Primarily developed through recent acquisitions of consulting services companies, this group provides consulting services that help Global 10,000 companies manage risks, manage the implementation of new technologies and products, and optimize their current computing environments. Areas of expertise span systems and database and systems management, information management, security, Year 2000 reengineering, application lifecycle management, Internet/intranet development, and electronic commerce. The Company's consultants provide flexible, customizable solutions as well as prepackaged solutions. They can serve all of an organization's software consulting needs, from strategy and organization to implementation.

   Educational Programs. The Company believes that its training and education services play an important role in increasing market awareness of its software products among IT personnel, including application developers, database administrators and end-users. Offering a comprehensive curriculum that supports leading technologies, the Company conducts a set of training courses designed to deal with the critical issue of skills management. These courses cover several key technology areas of IT infrastructure management and are held at various training centers in the United States and throughout the Company's international operations. The Company also offers professional certification training, on-site computer-based training courses and self-led Internet-based training courses that users may complete in their own offices or homes.

Product Development

   The Company pursues its product development strategy by various means, including internally developing new software products and product enhancements, and forming alliances with leading technology companies. Additionally, the Company has in the past acquired, and may in the future acquire, products, technologies and businesses complementary to the Company's existing product lines. The Company has formed separate in-house development teams to efficiently integrate acquired products and technologies into existing product lines. During 1996, 1997 and 1998, product development and support expenses of the Company were $170,145,000,

$203,497,000 and $242,641,000, respectively. As of March 15, 1999, the Company employed approximately 1,980 persons in product development and support.

   Internal Development. The Company will continue to rely on the internal development of products to expand its product lines. The Company believes its expertise and experience give it a competitive advantage in developing products that address increasingly complex environments and that meet evolving customer needs. In order to fully exploit acquired software development personnel, and to access new sources of talent, the Company has established approximately 37 independent development facilities. These development facilities are interconnected via video conferencing, e-mail, Lotus Notes and other communication technologies, and use various hardware, operating systems and database systems which give the Company the ability to simulate the environments of its customers. These facilities have responsibility for their products and receive guidance from the Company's Chief Technology Office and business unit management teams to foster interoperability.

   Technology Relationships. To reinforce its commitment to providing interoperable solutions for managing IT infrastructures, the Company has implemented its PLATINUM Partners Program, whereby the Company has established strategic and technology relationships with other leading IT vendors. The Company believes that in order to provide solutions for heterogeneous computing environments, it will need to continue to establish and maintain key relationships with leading technology companies. The Company's current partners include IBM, Hewlett-Packard, Oracle, Microsoft, SAP, and Peoplesoft. These technical and marketing alliances provide the Company early access to product information and pre-release software.

   Acquisitions. The Company has in the past reviewed, and may in the future review, acquisition candidates with leading-edge products and technologies that could enhance the Company's product portfolio. The technologies associated with the products of the previously acquired businesses are being incorporated into the Company's existing internally developed products and are being used in developing new products. In addition to providing the Company with new products and technologies, these acquisitions have provided the Company with experienced teams of product developers who now staff the Company's independent development facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Costs and Expenses--Merger Costs," "--Acquired In-Process Technology" and "--Recent Developments."

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

   Licenses for the Company's software are almost exclusively perpetual, although annual and monthly licenses are also offered. License fees may be due upon execution by the customer of the applicable product agreement or may be payable over time for contracts involving multi-year commitments for maintenance and product upgrades. List prices are based upon the size of the processor, number of servers and/or number of users, depending upon the type of license and product being licensed. The Company's published list prices include discounts for suite, enterprise and multi-site licenses. Licenses generally include more than one product. Under the Company's current standard form license agreement, maintenance is renewed on an annual basis by the customer paying the current maintenance fee. See "Technical Support and Maintenance."

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

   Domestic (U.S.) Software Sales. Since January 1, 1997, the Company has organized its domestic direct sales force by regions throughout the United States. The Company formerly combined the domestic and Canadian sales forces to represent the North American sales force. As of March 15, 1999, the Company had approximately 580 domestic direct sales representatives.

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

   International Software Sales. The Company generally markets its products overseas through a network of wholly-owned subsidiaries. Generally, these subsidiaries use an approach similar to that used by the Company domestically. As of March 15, 1999, the Company had approximately 275 international (non-U.S.) direct sales representatives and had subsidiaries in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Greece, Hong Kong, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, Philippines, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, and the United Kingdom. The Company expects that it will establish other foreign subsidiaries in the future to meet its strategic objectives. The Company also markets its products through independent distributors in Argentina, Chile, Colombia, Egypt, India, Israel, Lebanon, Peru, Saudi Arabia, Turkey, Uruguay, and Venezuela.

   Global Accounts. The Company now designates certain large, geographically dispersed entities as "global accounts." Each of these accounts is managed, on a worldwide basis, by a single executive who focuses his or her attention on the diverse needs of the enterprise.

   Professional Services. The Company's direct software sales force is complemented by a specialized direct sales force, which specializes in consulting services and educational programs.

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

Competition

   The Company operates in highly competitive markets and expects competition to increase. The Company's competitors include relational database, systems software, application development, and data warehousing vendors. However, the Company believes that none of its competitors compete in all of the Company's markets, which include data, systems and applications. The Company believes that organizations are increasingly seeking to purchase IT management products and services from a smaller number of vendors that can provide complete, flexible and integrated solutions for managing and improving organizations' IT infrastructures. Many of the Company's current and prospective competitors have significantly greater financial, technical, and marketing resources than the Company. In addition, many prospective customers may have the internal capability to implement solutions to their IT infrastructure problems.

   The competitive factors affecting the market for the Company's software products include the following: product functionality, integration, performance and reliability; demonstrable economic benefits for users relative to cost; quality of customer support and user documentation and ease of installation; vendor reputation, experience and financial stability; and price.

   The Company believes that it has competed effectively to date and that its ability to remain competitive will depend, to a great extent, upon its ongoing performance in the areas of product development and customer support. To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers. The Company also may continue its strategy to acquire IT infrastructure products and technologies and businesses which have developed such products and technologies.

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

Intellectual Property Rights

   The Company has historically relied upon a combination of contractual rights, trademarks, trade secrets and copyright laws to establish and protect its proprietary rights in its products. The Company also holds some patents and believes that patents are becoming increasingly important to the software industry. Consequently, the Company is taking actions to further protect its proprietary rights through software patents. The Company's license agreements restrict a customer's use of the Company's software and prohibit disclosure to third persons. Notwithstanding those restrictions, it may be possible for unauthorized persons to obtain copies of the Company's software products. The Company believes that because of the rapid pace of technological change in the computer software industry, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements, and the timeliness and quality of support services provided by the Company. The Company registers its product names and other trademarks in the United States and certain foreign countries. The Company sells its products in foreign countries that may afford less intellectual property rights protection than currently afforded in the United States.

Employees

   As of March 15, 1999, the Company employed approximately 5,830 persons, including 1,850 in sales, marketing and related activities, 1,980 in product development and support, 1,610 in professional services, and 390 in management, administration and finance. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

   The Company's principal administrative, marketing, training, and product development and support facilities are located in Oakbrook Terrace, Illinois, where the Company leases approximately 363,000 square feet under leases terminating in April 2003. The Company also leases approximately 175,000 square feet of administrative, marketing, sales and product development space in Lisle, Illinois, near the Company's headquarters, under leases terminating in January and October 2003. In addition, the Company leases space for approximately 122 sales offices and product development facilities throughout the United States, ranging in size from approximately 150 to 45,000 square feet.

ITEM 3. LEGAL PROCEEDINGS

   Computer Associates' International, Inc., and L'Agence pour la Protection des Programmes V. La Societe Faster, S.A.R.L. (Commercial Court of Bobigny, Paris, France). Altai, Inc. ("Altai"), a wholly-owned subsidiary of the Company, has been involved in a suit in France concerning copyright infringement claims identical to those on which Altai previously prevailed against Computer Associates International, Inc. ("CAI") in the United States. In January 1995, the French court issued a decision rejecting CAI's claim of copyright infringement. CAI subsequently appealed this decision to a French appellate court. In May 1998, the U.S. Supreme Court denied Altai's petition for certiorari on motions that the U.S. court decisions are binding with respect to the French case. On October 23, 1998, the French appellate court upheld in all pertinent parts the decision of the French lower court. CAI's right to appeal the decision of the appellate court expired on March 16, 1999.

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

   No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

                                                              High      Low
                                                              ----      ----
   Year Ended December 31, 1997:
     First Quarter........................................... $17 7/8   $10 7/8
     Second Quarter..........................................  14 13/16  10 1/2
     Third Quarter...........................................   25       12 5/8
     Fourth Quarter..........................................  30 13/16  20 1/8
   Year Ended December 31, 1998:
     First Quarter...........................................  31 1/8    22 1/8
     Second Quarter..........................................  28 11/16  22 3/8
     Third Quarter...........................................  34 5/16    16
     Fourth Quarter..........................................  22 1/8      9

   As of March 23, 1999, the Company's stock was held by approximately 1,457 holders of record.

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

                                      Years Ended December 31,
                           -----------------------------------------------------------------------
                              1998          1997            1996            1995            1994
                           ----------     --------        --------        --------        --------
                              (in thousands, except per share data and
                                              ratios)
Statement of Operations
 Data:
  Total revenues.......... $  968,206     $738,880        $553,484        $408,425        $304,182
  Operating income
   (loss).................     20,317 (1) (102,141)(2)    (101,609)(3)    (125,863)(4)      (2,975)(5)
  Net loss from continuing
   operations.............     (2,468)(1) (105,103)(2)     (83,782)(3)    (110,426)(4)      (4,408)(5)
  Net loss from continuing
   operations per share--
   Basic.................. $    (0.03)(1) $  (1.35)(2)    $  (1.16)(3)    $  (2.03)(4)    $  (0.09)(5)
  Shares used in per share
   calculation--Basic ....     83,856       78,072          71,919          54,349          48,832
Other Operating Data:
  Ratio of earnings to
   fixed
   charges(6).............       2.70 (1)      --  (2)(7)      --  (3)(7)      --  (4)(7)     5.97 (5)
                                         As of December 31,
                           -----------------------------------------------------------------------
                              1998          1997            1996            1995            1994
                           ----------     --------        --------        --------        --------
                                           (in thousands)
Balance Sheet Data:
  Cash, cash equivalents
   and investments........ $  302,072     $358,204        $256,623        $180,138        $133,084
  Working capital.........    327,945      352,663         282,549         171,443          95,375
  Total assets............  1,150,270      972,907         736,668         529,615         301,892
  Long-term obligations
   and acquisition-related
   payables, less current
   portion................    272,810      285,559         119,700          13,418          12,277
  Total stockholders'
   equity.................    419,813      342,876         375,744         340,490         163,574

--------
(1) Reflects a pre-tax charge for acquired in-process technology of $37,918,000 relating to the Company's acquisitions of certain software businesses and product technologies; a pre-tax charge for merger costs of $40,065,000 relating to certain acquisitions; a restructuring benefit of $10,964,000 relating to the Company's recovery of certain restructuring charges recorded in the second quarter of 1997; and a pre-tax special general and administrative charge of $10,982,000 relating to the Company's integration procedures related to past acquisition history.
(2) Reflects a pre-tax charge for acquired in-process technology of $67,904,000 relating to the Company's acquisitions of certain software businesses and product technologies; a pre-tax charge for merger costs of $8,927,000 relating to certain acquisitions; a pre-tax charge of $55,829,000 for restructuring costs; and a pre-tax special general and administrative charge of $13,513,000 relating to the Company's integration procedures related to past acquisition history.
(3) Reflects a pre-tax charge for acquired in-process technology of $49,451,000 relating to the Company's acquisitions of certain software businesses and product technologies; a pre-tax charge for merger costs of $5,782,000 relating to certain acquisitions; a pre-tax charge of $16,312,000 relating to Learmonth and Burchett Management Systems Plc ("LBMS") and Logic Works, Inc. ("Logic Works") restructuring costs; and a pre-tax special general and administrative charge of $1,978,000 related to Logic Works.

(4) Reflects a pre-tax charge for acquired in-process technology of $88,493,000 relating to the Company's acquisitions of certain software businesses and product technologies; and a pre-tax charge for merger costs of $31,287,000 relating to certain acquisitions.
(5) Reflects a pre-tax charge for acquired in-process technology of $24,594,000 relating to the Company's acquisitions of certain software businesses and product technologies; and a pre-tax charge of $4,418,000 for restructuring costs relating to LBMS.
(6) The ratio of earnings to fixed charges has been computed by dividing earnings available for fixed charges (earnings before income taxes plus fixed charges less capitalized interest) by fixed charges (interest expense plus capitalized interest and the portion of rental expense which represents interest).
(7) Earnings available for fixed charges of $(72,330,000), $(91,280,000) and $(119,638,000) were inadequate to cover fixed charges of $9,314,000, $2,254,000 and $1,602,000 for the years ended December 31, 1997, 1996 and
    1995, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion and analysis below contains certain forward-looking statements (as such term is defined in Section 21E of the Exchange Act) that are based on the beliefs of the management of the Company, as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1999 and beyond could differ materially from those expressed in, or implied by, such forward-looking statements. See "-- Special Note Regarding Forward-Looking Statements" on page 33 for a discussion of risks, uncertainties and other factors that could cause or contribute to such material differences.

General

   The Company develops, markets and supports software products, and provides related professional services, that help organizations manage and improve their IT infrastructures, which consist of data, systems and applications. The Company has two operating segments consisting of software and professional services. Throughout 1998, the Company's software segment was organized into four business units consisting of database management, systems management, application infrastructure management, and data warehousing and decision support. During the first quarter of 1999, the Company realigned its software segment into two business units consisting of (1) enterprise management and (2) application lifecycle and knowledge management. The Company's products and services help IT infrastructure departments, primarily in large and data-intensive organizations, minimize risk, improve service levels and leverage information to make better business decisions. As an integral part of the Company's growth strategy, it has consummated a number of significant business combinations, some of which have been accounted for using the pooling-of-interests method. As a result, the Company's consolidated financial statements are presented as if the Company and such acquired companies had been consolidated for all periods presented. Information regarding the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to these acquisitions. In addition, the Company has consummated a number of acquisitions accounted for as purchases, in which cases the acquired businesses have been included in the Company's results of operations beginning with the effective dates of the acquisitions.

Results of Operations

   The table below sets forth for the periods indicated: (1) line items from the Company's consolidated statements of operations expressed as a percentage of revenues, and (2) the percentage changes in these line items from the prior period.

                                             Percentage of         Year-to-Year
                                             Total Revenues      Percentage Change
                                             -----------------   -----------------
                                              Years Ended
                                              December 31,       Compared   1997
                                             -----------------     1996   Compared
                                             1998  1997   1998   To 1997  to 1996
                                             ----  ----   ----   -------- --------
Statement of Operations Data:
  Revenues:
    Software products.......................  56%   56%    52%       32%     42%
    Maintenance.............................  18    19     21        23      22
    Professional services...................  26    25     27        35      26
                                             ---   ---    ---
      Total revenues........................ 100   100    100        31      34
                                             ---   ---    ---
  Costs and expenses:
    Professional services...................  25    23     26        38      17
    Product development and support.........  25    28     31        19      20
    Sales and marketing.....................  33    36     39        21      21
    General and administrative..............   6     7      8        22      13
    Amortization of excess cost over net
     assets acquired........................   1    **      1        88      20
    Special general and administrative
     charges................................   1     2     **       (18)      *
    Restructuring charges...................  (1)    8      3      (120)    242
    Merger costs............................   4     1      1       349      54
    Acquired in-process technology..........   4     9      9       (44)     37
                                             ---   ---    ---
      Total costs and expenses..............  98   114    118        13      28
                                             ---   ---    ---
  Operating income (loss)...................   2   (14)   (18)      120      **
  Other income, net.........................   1     3      1       (50)    154
                                             ---   ---    ---
  Income (loss) from continuing operations
   before income taxes......................   3   (11)   (17)      137     (13)
  Income taxes..............................   3     3     (2)       41       *
                                             ---   ---    ---
  Net loss from continuing operations.......  **   (14)   (15)      (98)     25
  Loss from discontinued operations......... --     **     (1)        *     (49)
  Gain on disposal, net of taxes............ --     **     **         *     321
                                             ---   ---    ---
  Net loss..................................  **   (14)%  (16)%    (98)%     22%
                                             ===   ===    ===

--------
*  Not meaningful.
**  Less than 1%

 Revenues

   The Company's revenues are derived from three sources: (1) license and upgrade fees for licensing the Company's proprietary and other parties' software products and providing additional processing capacity on already-licensed products, (2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and (3) revenues from the Company's professional services business. Total revenues for 1998 were $968,206,000, an increase of $229,326,000, or 31%, over 1997 total revenues of
$738,880,000. Total revenues in 1997 increased $185,396,000, or 34%, over 1996 revenues of $553,484,000.

   The Company has a diversified customer base, with no single customer representing greater than 10% of its total revenues generated in 1998, 1997 or 1996. The Company estimates that sales to repeat customers represented over 82% of its revenues generated in 1998.

   Revenues from domestic (U.S.) customers represented 71%, 74% and 72% of the Company's total revenues in 1998, 1997 and 1996, respectively. Domestic revenues are generated primarily by the Company's direct sales force (which visits customer sites to assist with trials, demonstrate product features and close sales transactions) and inside sales force (which predominantly supports the direct sales force by developing sales leads and arranging product evaluations), as well as a telemarketing organization.

   Revenues from international customers, principally in Western Europe, represented 29%, 26% and 28% of the Company's total revenues in 1998, 1997 and 1996, respectively. The Company generates the majority of its international revenues through a network of wholly-owned subsidiaries, primarily utilizing a direct sales force. Over the past two years, the Company has invested significantly in the global marketplace, increasing its focus on international sales efforts and expanding its international operations. For a discussion of foreign currency exchange risk, see "--Foreign Currency Exchange Rates" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

   The Company recognizes revenues from its software sales using the criteria specified in the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," which was adopted on January 1, 1998. The adoption of Statement of Position 97-2 has not had a material impact on the Company's financial position or results of operations for the year ended December 31, 1998.

   The Company has continued to enter into an increasing number of higher dollar value sales transactions with customers, primarily attributable to sales of product bundles and integrated product suites. These transactions are typically completed pursuant to multi-year contracts and include product licenses, future upgrades and maintenance, sometimes also bundled with professional services. During 1998, the Company entered into 147 sales transactions having a total value of at least $1,000,000, of which 30 had a total value of at least $3,000,000 and four had a total value of at least $10,000,000. During 1997, the Company entered into 102 sales transactions having a total value of at least $1,000,000, of which 20 had a total value of at least $3,000,000 and three had a total value of at least $10,000,000.

   The table below sets forth, for the periods indicated, the Company's primary sources of revenues expressed as a percentage of total revenues.

                                             Percentage of Total Revenues
                                             ----------------------------
                                               Years Ended December 31,
                                               ------------------------
                                               1998        1997        1996
                                             ---------   ---------     ----
   Revenues:
     Software products:
       Licenses.............................        40%         42%         41%
       Upgrades.............................        16          14          11
                                             ---------   ---------   ---------
         Total software products............        56          56          52
                                             ---------   ---------   ---------
     Maintenance............................        18          19          21
     Professional services..................        26          25          27
                                             ---------   ---------   ---------
         Total revenues.....................       100%        100%        100%
                                             =========   =========   =========

   Software Products. Software products revenues represented 56%, 56% and 52% of total revenues in 1998, 1997 and 1996, respectively. In 1998, software products revenues increased 32% to $542,578,000 from $410,369,000 in 1997, as a result of increases of 43%, 61%, 4% and 1%, respectively, experienced by the Company's database management, systems management, application infrastructure management, and data warehousing and decision support business units. From 1996 to 1997, software products revenues increased 42% from $289,125,000 to $410,369,000. The Company believes the growth in software products revenues over the past three years has resulted from the continued marketplace acceptance of the Company's products across all business units, the Company's aggressive expansion of its sales and marketing efforts, and continuous increases in the Company's product offerings. The increase in product offerings has resulted in part from the acquisitions of businesses and technologies. The substantial majority of the increases in software products revenues in 1998 and 1997 resulted from increases in the volume of sales of existing products. A smaller, but still significant, portion of the increases related to sales of newly introduced products, while only a small percentage was attributable to price increases. During 1998 and 1997, the Company expanded its customer base, increased sales of product bundles and integrated product suites, and executed increasingly larger sales transactions. The Company's database management (principally products relating to IBM's DB2 relational database management software), systems management, application infrastructure management and data warehousing and decision support business units represented 40%, 31%, 16% and 13%, respectively, of total software products revenues in 1998; 37%, 26%, 20% and 17%, respectively, of total software products revenues in 1997; and 34%, 24%, 25% and 17%, respectively, of total software products revenues in 1996.

   Maintenance. Maintenance revenues in 1998 increased 23% over 1997 to $171,711,000, and 1997 maintenance revenues of $139,912,000 represented an increase of 22% over 1996 maintenance revenues of $114,579,000. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first-year maintenance fees bundled in certain software product sales. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increases during 1998 and 1997 were primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Because maintenance fees are implicit in certain new software product licenses, the increase in software licensing transactions also contributed to the increase in maintenance revenues. In 1998, the Company's database management, systems management, application infrastructure management, and data warehousing and decision support business units represented 39%, 23%, 20% and 18%, respectively, of total maintenance revenues.

   Professional Services. Professional services revenues are associated with the Company's consulting services business and educational programs. In 1998, professional services revenues increased 35% to $253,917,000 from $188,599,000 in 1997. From 1996 to 1997, professional services revenues increased 26% from $149,780,000. The growth in professional services revenues during 1998 was primarily attributable to an increase in billable consultants, as well as a higher ratio of billable hours to total hours worked ("utilization rate"). To a lesser extent, increases in rates charged per billable hour, as well as revenues associated with recently acquired consulting businesses, contributed to this growth. The increase in professional services revenues during 1997 was primarily due to an increase in billable consultants, as well as a higher utilization rate. To a much lesser extent, increases in rates charged per billable hour contributed to this growth. Additionally, the revenues generated by the Company's new specialty consulting services practices, established near the end of 1996, contributed to the increase in professional services revenues during 1997.

 Costs and Expenses

   Total expenses for 1998 were $947,889,000, an increase of 13% over 1997 expenses of $841,021,000, which represented an increase of 28% over 1996 expenses of $655,093,000. Excluding restructuring charges, merger costs, acquired in-process technology charges and special general and administrative charges (collectively, "Special Charges"), which are discussed more fully below, total expenses for 1998 were $869,888,000, an increase of $175,040,000, or 25%, compared to $694,848,000 for 1997. Total expenses, excluding Special Charges, increased 19% in 1997 as compared to $581,570,000 in 1996. Total expenses, excluding Special Charges, represented 90%, 94% and 105% of total revenues for 1998, 1997 and 1996, respectively. As a percentage of total revenues, total expenses, excluding Special Charges, decreased during

1998 and 1997 due primarily to the Company's continued cost containment efforts, as well as integration of acquisitions.

   Professional Services. Costs of professional services increased to $235,914,000 in 1998, from $170,847,000 in 1997 and $145,443,000 in 1996. The increases in these expenses during 1998 and 1997 were primarily attributable to an increase in the number of consultants. Greater commission and bonus expenses associated with higher professional services revenues in each year also contributed to the increases. Costs of professional services represented 93%, 91% and 97% of professional services revenues in 1998, 1997 and 1996, respectively. Costs of professional services in relation to professional services revenues increased during 1998 as compared with 1997 primarily due to less profitable Year 2000 contracts, lower than anticipated demand for the Company's training offerings and severance costs related to international operations. During 1997, as part of the Company's overall restructuring plan, the Company realigned its professional services business through the consolidation of redundant functions.

   Product Development and Support. Product development and support expenses increased to $242,641,000 in 1998, from $203,497,000 in 1997 and $170,145,000 in 1996. The increases in these expenses in 1998 and 1997 were primarily attributable to an increase in the number of product development and support personnel from approximately 1,400 at December 31, 1996 to approximately 1,625 at December 31, 1997 and approximately 2,290 at December 31, 1998, and increases in internal IT support costs. Product development and support expenses represented 25%, 28% and 31% of total revenues in 1998, 1997 and 1996, respectively. During 1997, the Company began consolidating certain product development and support efforts to coincide with its product integration focus. As a result of these consolidation efforts, the Company reduced product development and support expenses as a percentage of total revenues during 1998 and 1997.

   In 1998, 1997 and 1996, the Company capitalized $60,343,000, $41,143,000 and
$27,246,000, respectively, of internal software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Product development and support expenses plus capitalized internal software development costs, net of related amortization expense, were $303,129,000 in 1998, $244,640,000 in 1997 and $197,391,000 in 1996, which amounted to 42%, 44% and 49%, respectively, of software product and maintenance revenues for these years.

   Sales and Marketing. Sales and marketing expenses increased to $318,453,000 in 1998, from $263,986,000 in 1997 and $218,435,000 in 1996. The increase in sales and marketing expenses during 1998 was primarily attributable to costs associated with the significant expansion of the domestic and international outside sales forces, as well as higher commission and bonus expenses related to the increase in software products revenues. Sales and marketing expenses represented 33%, 36% and 39% of total revenues in 1998, 1997 and 1996, respectively. The decrease in sales and marketing expenses as a percentage of total revenues during 1998, as compared to 1997, was primarily attributable to continuing benefits derived from the Company's 1997 restructuring plan, as well as revenue growth exceeding certain sales and marketing fixed costs. During the second quarter of 1997, the Company realigned its inside sales force to be more compatible with its strategy of providing complete IT infrastructure solutions and to correspond with the restructuring plan. This realignment resulted in a significant reduction in the inside sales force. The Company also consolidated certain remote sales facilities. Consequently, sales and marketing expenses as a percentage of total revenues decreased during 1997.

   General and Administrative. General and administrative expenses increased to $60,941,000 in 1998, from $50,158,000 in 1997 and $42,230,000 in 1996. The increase during 1998 was primarily attributable to higher employee-related expenses resulting from recent acquisitions and increases in legal expenses related to certain on-going legal proceedings. The increase in general and administrative expenses in 1997, as compared to 1996, was primarily due to the costs associated with integrating recently acquired businesses and maintaining the infrastructure to support the restructured company, including administrative system upgrade expenses and associated consulting fees, as well as the amortization of intangible assets relating to the Company's convertible debt offerings. General and administrative expenses represented 6%, 7% and 8% of total revenues in 1998, 1997 and 1996, respectively. As a percentage of total revenues, general and administrative expenses have decreased during 1998 and 1997 due to the Company's continual cost containment efforts, as well as integration of acquisitions.

   Special General and Administrative Charges. Special general and administrative charges were $10,982,000 for 1998, $13,513,000 for 1997, and $1,978,000 for 1996. During 1998, the company re-evaluated the fair value of certain assets acquired from prior acquisitions in conjunction with the integration procedures initiated in the second quarter of 1997. Specific assets which were deemed to have no future value were written off in 1998. The 1998 charges also included certain non-recurring legal expenses. In the second quarter of 1997, the Company performed integration procedures related to past acquisition activity in conjunction with, but not specifically as part of, the restructuring plan executed during that period. Accordingly, the Company evaluated the fair value of assets recorded through prior acquisitions and identified certain trade receivables, prepaid expenses and intangible assets which had no future value. The respective balances of these assets were written off during the second quarter of 1997. The Company also expensed severance and other employee benefits for certain employees of acquired companies who were terminated as a result of the integration efforts. The Company recorded total charges of $13,513,000 in the quarter ended June 30, 1997 in connection with the integration procedures discussed above. During 1996, the Company's wholly-owned subsidiary, Logic Works (acquired as of May 28, 1998) changed the depreciable lives of its computer equipment and wrote-down certain other assets, which resulted in a special general and administrative charge of $1,978,000.

   Restructuring Charges. In August 1996, the Company's wholly-owned subsidiary, LBMS (acquired as of May 12, 1998), executed a plan to restructure its operations. During the second half of 1996, LBMS recorded a restructuring charge of $14,109,000, net of $3,512,000 in sublease rentals and recoveries from the sale of a product line. The restructuring charge consisted primarily of abandoned lease costs, severance and other personnel costs and write-offs of excess equipment and other assets. During 1997, LBMS recorded a restructuring benefit of $1,490,000 related to sublease rental activity. This benefit was offset against the Company's restructuring charge recorded in 1997.

   In the fourth quarter of 1996, the Company's wholly-owned subsidiary, Logic Works (acquired as of May 28, 1998), implemented a restructuring plan to streamline its operations by reducing its workforce, consolidating and reorganizing certain operations and writing off certain fixed assets and other impaired assets. The plan included the closing and moving of several offices and the termination of approximately 25 employees across all departments. Logic Works recorded a charge of $2,203,000 relating to this restructuring. The Company had $10,963,000 of accrued restructuring costs at December 31, 1996.

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

   The Company recorded a one-time charge of $57,319,000 during the second quarter of 1997 related to the restructuring plan. This charge was offset by a restructuring benefit of $1,490,000 recorded by LBMS resulting in a net consolidated charge of $55,829,000. The restructuring charge included the following expenses: $24,032,000 for facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; $3,510,000 for write-offs of excess equipment, furniture and fixtures; $19,413,000 for write-offs of capitalized software costs and other intangible assets related to the termination of development efforts for certain discontinued products, as well as penalties for the cancellation of distributorship agreements for such products; and $10,364,000 for severance and other employee-related costs of the terminated staff. Of the $57,319,000 restructuring charge, the Company paid out approximately $17,784,000 and wrote off $19,687,000 of non-cash charges during 1997. The Company had $29,321,000 of accrued restructuring costs at December 31, 1997.

   During 1998, the Company recognized a restructuring benefit of $10,964,000 related to the Company's occupation of previously vacated facilities and the relief of obligations under cancelled lease agreements, as well as sublease rental activity. This restructuring benefit represents the recovery of certain restructuring charges recorded by the Company in the second quarter of 1997, as discussed above. The Company also paid approximately $10,682,000 during 1998 related to previously accrued restructuring costs. The Company had $7,675,000 of accrued restructuring costs at December 31, 1998. The Company anticipates that approximately $2,390,000 of these costs will be paid during 1999, $1,576,000 during 2000, $1,550,000 during 2001, $1,419,000 during 2002 and $740,000 after
2002. For a discussion of the Company's 1999 restructuring, see "--Recent Developments."

   Merger Costs. Merger costs were $40,065,000, $8,927,000 and $5,782,000 in
1998, 1997 and 1996, respectively. Merger costs relate to acquisitions accounted for as poolings of interests and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The significant increase in merger costs in 1998 related primarily to the Company's acquisitions of Mastering, LBMS and Logic Works. The Company may incur merger costs in connection with future acquisitions accounted for as poolings of interests, which would reduce operating and net income in the periods in which the acquisitions are consummated. For a discussion of the Company's acquisition of Memco Software, Ltd. ("Memco"), see "--Recent Developments." See also "--Recent Developments" for information regarding the Company's announcement on January 27, 1999 that the Company was suspending any new acquisition activity, for at least the next six months, to focus solely on strengthening the Company's core operations.

   Acquired In-Process Technology. Acquired in-process technology charges were $37,918,000, $67,904,000 and $49,451,000 in 1998, 1997 and 1996, respectively.
Acquired in-process technology charges relate to acquisitions of software companies and product technologies accounted for under the purchase method, in which portions of the purchase prices were allocated to acquired in-process technology and expensed immediately because the technologies acquired had not reached technological feasibility based on the status of design and development activities.

   In June 1998, the Company acquired network monitoring technology from Geneva Software, Inc. ("Geneva Software"). A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the project had not reached technological feasibility and was believed to have no alternative future use other than as a network monitoring device. The in-process technology involved new major monitoring capabilities for hubs, routers and switches, along with several performance capabilities.

   The Company carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years and discounted to present value using a discount rate of approximately 20%. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology, considering it was estimated to be approximately 70% complete as of the acquisition date. The Company anticipates incurring approximately $1,000,000 of additional research and development costs, with an anticipated completion date of June 1999. In projecting the future revenue streams from the project, the Company considered many factors including competition, network management growth estimates, time to market, and additional sales and marketing leverage, as well as the impact of larger transactions upon global enterprises to which Geneva Software was not accustomed.

   In June 1998, the Company acquired mainframe asset management and cost modeling capabilities from Systems Management Solutions, Inc. ("SMS"). A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the project had not reached technological feasibility and was believed to have no alternative future use other than for asset management and cost modeling. The in-process technology involved implementing the mainframe technology design onto additional mid-range platforms such as UNIX and NT.

   The Company carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years and discounted to present value using a discount rate of 20%. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technology considering it was estimated to be over two-thirds complete as of the acquisition date. The Company has brought this technology to feasibility, incurring approximately $400,000 of additional research and development costs. In projecting the future revenue streams from the project, the Company considered many factors including competition, asset management growth estimates, time to market and additional sales and marketing leverage, as well as impact of larger transactions upon global enterprises to which SMS was not accustomed.

   In June 1998, the Company acquired modeling technologies from ICON Computing, Inc. ("ICON"). A portion of the purchase price was attributed to acquired in-process technology, as development work associated with the projects had not reached technological feasibility and was believed to have no alternative future use other than as modeling tools.

   The Company carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows were projected over five years discounted to present value using a discount rate of 20%. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technologies as they were estimated to be over 50% complete as of the acquisition date. The Company anticipates incurring approximately $1,200,000 of additional research and development costs, with an anticipated completion date of December 1999. In projecting the future revenue streams from the projects, the Company considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage, as well as the impact of larger transactions upon global enterprises to which ICON was not accustomed.

   In October 1998, the Company acquired enterprise-wide directory service and software solutions from OpenDirectory Pty Limited and OpenDirectory, Inc. (collectively, "OpenDirectory"). A portion of the purchase price was attributed to acquired in-process technology, as the development work associated with the projects had not reached technological feasibility and was believed to have no alternative future use other than as directory service tools. The in-process technology involved new major functionality, security, performance and management capabilities to the directory technology. Furthermore, the in-process technology involved critical operational features required by the market, including strong encryption capabilities, certificate administration, a database port using open database connectivity, major throughput enhancements, load sharing, Year 2000 compliance, internationalization and integration with other technologies of the Company.

   The Company carefully assessed the fair value of the acquired in-process technology using an income approach. Future cash flows of the projects were projected over five to seven years discounted to present value using a discount rate of 25%. The Company believes the discount rate is appropriate given the level of risk of unsuccessful completion of the technologies as they were estimated to be approximately 50% complete as of the acquisition date. The Company anticipates incurring approximately $2,500,000 of additional research and development costs with an anticipated completion date of April 2000. In projecting the future revenue streams from the projects, the Company considered many factors including competition, market growth estimates, time to market and additional sales and marketing leverage, as well as the impact of larger transactions upon global enterprises to which OpenDirectory was not accustomed.

   During 1998, the Company also acquired eight other software businesses and product technologies. Portions of the purchase prices were attributed to acquired in-process technology, as the development work associated with the projects had not reached technological feasibility and were believed to have no alternative future use. The Company anticipates incurring approximately $6,000,000 of additional research and development costs over a short time frame and expects these projects to be completed within the next 12 to 18 months.

   The following summary presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method during 1998.

                                       In-process                      Purchase
                            Purchased Research and                      Price
   Company Name             Software  Development   Goodwill    Other    (1)
   ------------             --------- ------------  --------    -----  --------
                                            (in thousands)
   Geneva Software.........  $ 1,303    $13,989(2)  $ 6,992(2)  $(276) $22,008
   SMS.....................      327      4,379         826       207    5,739
   ICON....................      --       5,300         630       150    6,080
   Brazil Acquisitions
    (3)....................      --         --        4,592        33    4,625
   OpenDirectory...........   10,258     10,130       4,329        79   24,796
   Others..................    2,274      4,120      10,657      (227)  16,824
                             -------    -------     -------     -----  -------
                             $14,162    $37,918     $28,026     $ (34) $80,072
                             =======    =======     =======     =====  =======

--------
(1) Purchase prices include costs associated with the acquisition.
(2) During the fourth quarter of 1998, the Company changed its estimate of allocating purchase price and reduced its acquired in-process technology expense by $4,827,000 and increased goodwill by the same amount.
(3) Includes Ergondata Do Brasil LTDA and Senior Consultores Associados LTDA.

   The forecasts used in valuing acquired in-process technologies were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For this reason, actual results may vary from projected results. The Company did not assume in its valuation model any material change in its profit margins or any material increases in selling, general and administrative expenses as a result of the acquisitions.

   Without successful completion of the remaining research and development efforts on the acquired in-process technologies, including integration with the Company's existing products, the end result would be to fail to fulfill the products' design specifications and, in turn, fail to meet market requirements. As a result, the Company would not realize the future revenues and profits attributed to the acquired in-process research and development. Ultimately, the Company would fail to realize the expected return on such investments. The Company has not planned any significant expense reductions or synergies as a result of the acquisitions and thus does not believe that the failure to achieve the projected results from the acquired in-process technologies would have a material impact on the Company as a whole.

   The Company believes that it will complete the projects in a timely manner and within original cost estimates. Significant efforts are necessary to develop the acquired in-process technology into commercially viable products, principally related to the completion of all designing, prototyping, coding, scalability verification and testing activities that are required to establish that the proposed technologies would meet their design specifications. The acquired in-process technology projects are expected to begin to result in material cash flows in 12 to 24 months subsequent to their completion, assuming their successful completion.

   The Company has reviewed its projections of revenues and estimated costs of completion for acquisitions involving acquired in-process technology consummated from 1993 through 1997. The Company has compared these projections with actual revenues and costs and determined that, in the aggregate, the average margin of error between the estimated and actual results was 5-10%.

   The Company may continue to incur charges for acquired in-process technology in connection with future acquisitions, which would reduce operating and net income for the periods in which the acquisitions are consummated. See "--Recent Developments" below.

 Operating Loss

   For the reasons discussed above, the Company generated operating income of $20,317,000 in 1998, as compared to an operating loss of $102,141,000 in 1997 and an operating loss of $101,609,000 in 1996. The Company had operating margins of 2%, (14)% and (18)% in 1998, 1997 and 1996, respectively. The Special Charges incurred in 1997 and 1996 contributed significantly to the operating losses and negative operating margins experienced by the Company. Excluding the Special Charges, the Company would have reported operating income of $98,318,000 in 1998, operating income of $44,032,000 in 1997 and an operating loss of $28,086,000 in 1996. Excluding such charges, the Company would have reported operating margins of 10%, 6% and (5)% in 1998, 1997 and 1996, respectively. During 1998 and 1997, the Company improved its operating margin, excluding Special Charges, through its cost containment efforts and the savings realized from the restructuring plan. The Company may continue to incur acquisition-related charges, as well as expenses related to the integration of acquired businesses, which could materially adversely affect operating results in the periods in which such acquisitions are consummated and in subsequent periods.

 Other Income

   Other income was $10,253,000 in 1998 as compared to $20,497,000 in 1997 and $8,075,000 in 1996. The decrease in other income in 1998, as compared to 1997, was primarily attributable to the interest expense on the Company's convertible subordinated notes issued in December 1997 and lower unrealized holding gains on certain trading securities, the market values of which decreased during 1998. The decrease in other income during 1998, as compared to 1997, was partially offset by greater interest income related to higher cash and investment balances during 1998 and greater realized gains on sales of investment securities. The increase in other income during 1997, as compared to 1996, was primarily attributable to unrealized holding gains that resulted from the reclassification of certain available-for-sale securities into the trading classification; unrealized holding gains on trading securities, the market values of which increased during 1997; and realized gains on sales of investment securities. The increase in other income during 1997, as compared to 1996, was partially offset by interest expense on the Company's convertible subordinated notes issued in November 1996 and December 1997. Because unrealized holding gains and losses for trading securities are reflected in pre-tax earnings, fluctuations in the market value of these securities are continuously recorded as additions to, or deductions from, other income until the securities are sold. See "--Liquidity and Capital Resources."

 Income Taxes

   The Company recognized income tax expense of $33,038,000 in 1998, an income tax expense of $23,459,000 in 1997 and an income tax benefit of $9,752,000 in 1996. The income tax expense recorded in 1997 included an additional expense of $5,070,000 recorded in the second quarter of 1997, to reduce the Company's deferred tax asset to a level that more likely than not will be realized in future periods.

   The Company has available approximately $333,270,000 of net operating loss carryforwards and $10,574,000 of tax credit carryforwards, which are available to reduce future Federal income taxes, if any. The net operating loss carryforwards expire between 2004 and 2018. The tax credit carryforwards expire between 2002 and 2018. Some of the Company's tax carryforwards are subject to limitations as to the amounts that may be used in any particular future year.

 Net Loss

   For the reasons discussed above, the Company incurred a net loss of $2,468,000 in 1998, as compared to $106,128,000 in 1997 and $87,194,000 in
1996. The Special Charges incurred in these years contributed significantly to the net losses experienced by the Company.

Recent Developments

   Effective January 1, 1999, the Company reorganized its legal structure into a holding company structure, under which the operations of the Company are conducted through direct and indirect wholly-owned subsidiaries. Certain of these subsidiaries, including PLATINUM technology IP, inc. and PLATINUM technology, inc. (collectively, the "Obligor Subsidiaries") commenced substantive operations. The corporate structural changes were made to reflect the Company's global focus and to provide greater operational flexibility, as well as allow for more efficient tax planning in the future. The Obligor Subsidiaries were established with de minimis capitalizations from the Company as of December 31, 1998. The Obligor Subsidiaries are joint and several obligors on the 1996 Notes (as defined below) and the 1997 Notes (as defined below) previously issued by the Company. There are currently no significant restrictions on the Company's ability to obtain funds from the Obligor Subsidiaries.

   On January 27, 1999, the Company announced a suspension of any new acquisition activity, for at least the next six months, to focus solely on strengthening its core operations.

   On February 22, 1999, the Company announced a restructuring plan to streamline operations, increase profitability, and deliver greater value to customers and shareholders. The Company believes that this restructuring plan will yield approximately $90 million in annual savings and significantly increase operating margins. As a result of these actions, the Company expects to incur a one-time charge of approximately $90 to $110 million in the first quarter of 1999.

   On February 23, 1999, the Company and a major financial services company announced the formation of a new finance entity, PLATINUM technology Global Finance ("Global Finance"). Global Finance was established to provide the Company's enterprise software customers with customized financing solutions designated to better control and reduce their overall information technology costs. The Company anticipates that Global Finance will be operational beginning in the second quarter of 1999.

   On March 29, 1999, the Company acquired all of the outstanding ordinary shares of Memco Software, Ltd. ("Memco"), a leading provider of information security software, in exchange for 13,751,923 shares of the Company's Common Stock. The Company also assumed Memco stock options which converted into options to purchase 3,279,498 shares of the Company's Common Stock. This transaction is expected to be accounted for as a pooling of interests. Costs incurred in connection with this transaction will be expensed in the first quarter of 1999.

   On March 29, 1999, the Company and Computer Associates International, Inc. ("CA") announced the execution of a merger agreement pursuant to which CA has agreed to acquire the Company through a cash tender offer. Under the terms of the merger agreement, a wholly-owned subsidiary of CA will offer to purchase all outstanding shares of the Company's Common Stock for $29.25 per share. Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the outstanding shares of the Company's Common Stock be tendered and not withdrawn. Consummation of the tender offer is also subject to the expiration or termination of any applicable antitrust waiting period. Following completion of the tender offer and subject to certain conditions, the Company will merge into the subsidiary of CA, with the Company surviving as a wholly-owned subsidiary of CA. The transactions are currently expected to be completed in mid-1999.

Liquidity and Capital Resources

   The Company's cash, cash equivalents and investments were $302,072,000 and $358,204,000 at December 31, 1998 and 1997, respectively.

   For the year ended December 31, 1998, cash and cash equivalents decreased $43,099,000, from $233,024,000 at December 31, 1997 to $189,925,000 at December
31, 1998. This decrease was primarily attributable to payments for purchased and developed software of $90,894,000 and for acquisitions of $55,132,000, offset by cash provided by operating activities of $96,137,000 and proceeds from the exercise of stock options and from the Company's employee stock purchase plan of $59,588,000.

   For the year ended December 31, 1997, cash and cash equivalents increased $54,363,000, from $178,661,000 at the beginning of the year to $233,024,000 at the end of the year. This increase was attributable primarily to net proceeds of $144,967,000 from the issuance of convertible notes and net cash provided by operating activities of $49,242,000, offset by cash used in investing activities of $156,292,000.

   For the year ended December 31, 1996, cash and cash equivalents increased from $148,992,000 at the beginning of the year to $178,661,000 at the end of the year, with the primary sources of cash being the net proceeds from the issuance of convertible notes of $110,783,000 and from the issuance of common stock of $49,973,000, offset principally by cash used in investing activities of $115,238,000.

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

   The Company had trade and installment accounts receivable, net of allowances, of $417,955,000 and $279,919,000 as of December 31, 1998 and 1997,
respectively. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

   The Company sells a significant portion of its installment receivables to third parties. Installment receivables represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over five years, with interest payable on the license and upgrade portions only. Over the past three years, the Company executed an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements, primarily attributable to sales of product bundles and integrated product suites. Consequently, the Company's volume of installment receivable sales increased significantly over the past two years. The Company anticipates that the operations of Global Finance will result in the direct financing of the Company's customers by Global Finance, as compared with the Company's current practice of recording and subsequently selling certain installment receivable balances.

   The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of an amount representing the interest to be earned by the finance company. The finance company collects customer remittances over the term of the agreement. Proceeds from the sale of receivables were approximately $319,782,000, $206,916,000 and $129,328,000 for
the years ended December 31, 1998, 1997 and 1996, respectively. Accounts receivable sold with recourse were $19,373,000 for the year ended December 31, 1996. There were no accounts receivable sold with recourse for the years ended December 31, 1998 and 1997, and as of December 31, 1998, there were no remaining potential recourse obligations for accounts receivable sold with recourse. The Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Under the terms of that agreement, potential recourse obligations at December 31, 1998 were approximately $20,000,000. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and does not expect the potential liability to have a material adverse effect on the Company's future results of operations.

   The Company's installment receivables are recorded net of unamortized discounts and deferred maintenance fees. When these receivables are sold, the Company reduces the gross installment receivable balance. Additionally, the Company reclassifies the deferred maintenance, which was previously reflected as a reduction of the related installment receivable balance, to a liability. The deferred maintenance is recognized into income ratably over the term of the maintenance agreement.

   The Company had long-term acquisition-related payables of $6,388,000 and $18,320,000 and other long-term obligations of $266,422,000 and $267,239,000 as of December 31, 1998 and 1997, respectively. The convertible subordinated notes issued by the Company in November 1996 and December 1997 constituted the majority of the balances in long-term obligations at December 31, 1998 and 1997. The Company completed an offering of convertible subordinated notes due December 15, 2002 in December 1997 (the "1997 Notes"). The 1997 Notes bear interest at 6.25% annually, and the holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time during the 12-month period commencing December 15, 2000 at 102.5% of their principal amount and during the 12-month period commencing December 15, 2001 at 101.25% of their principal amount. The Company received proceeds, net of issuance costs, of $144,967,000 from the offering of the 1997 Notes. The Company completed an offering of convertible subordinated notes due November 15, 2001 in November 1996 (the "1996 Notes"). The 1996 Notes bear interest at 6.75% annually, and the holders of the 1996 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The 1996 Notes are redeemable at the option of the Company, in whole or in part, at any time during the 12-month period commencing November 15, 1999 at 102.7% of their principal amount and during the 12-month period commencing November 15, 2000 at 101.35% of their principal amount. The Company received proceeds, net of issuance costs, of $110,783,000 from the offering of the 1996 Notes. The Company currently has total debt service obligations of approximately $35,000,000 for 1999, consisting primarily of obligations to pay interest on the 1996 Notes and the 1997 Notes, as well as acquisition-related payables. Based on current outstanding indebtedness, the Company estimates its debt service requirements to be approximately $15,000,000, $129,000,000 and $156,000,000 for 2000, 2001 and 2002, respectively, which amounts include the outstanding principal balance of the 1996 Notes in 2001 and the outstanding principal balance of the 1997 Notes in 2002.

   The Company currently has an unsecured bank line of credit for an aggregate of $65,000,000 with American National Bank and Trust Company of Chicago, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1.25% to the bank's prime rate. As of March 23, 1999, the Company had no outstanding borrowings under this line of credit, but had aggregate letters of credit outstanding for approximately $12,846,000, with expiration dates ranging from May 1999 to April 2000. These letters of credit reduce the balance available under its lines of credit. Under the credit agreement, the Company has agreed: (i) to maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0; (ii) to maintain a tangible net worth of not less than $275,000,000; and (iii) to maintain a ratio of total liabilities to tangible net worth of not more than 1.0 to 1.0. Additionally, the Company has a line of credit with Fuji Bank for approximately $2,134,000 (based upon current exchange rates), under which borrowings bear interest at a rate of 2.125%. As of March 23, 1999, the Company had outstanding borrowings of approximately $1,067,000 under this line of credit.

Foreign Currency Exchange Rates

   Historically, the Company has derived a significant portion of its revenues from international sales. The Company's total level of foreign sales and the profitability of these sales could be materially adversely affected by exchange rate fluctuations. To date, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations or liquidity. However, the Company closely monitors its foreign operations and net asset position to ascertain the need for hedging foreign currency exchange risk. Since 1997, the only exposure related to foreign currency exchange for which the Company has considered hedging appropriate has been related to short-term intercompany balances. These non-functional currency balances are hedged by purchases and sales of forward exchange contracts to reduce this exchange rate exposure. At December 31, 1998, the Company held an aggregate of approximately $32,692,000 in notional amount of forward exchange contracts. As the Company's operations expand in international regions outside Western Europe, where the Company's international operations are currently concentrated, the Company may increasingly need to hedge foreign currency exchange risk. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Year 2000 Considerations

 Demand for the Company's Products and Services

   The Company sells certain software products, and provides related consulting services, which assist customers in solving their own Year 2000 problems. For obvious reasons, the demand for these products has been created by the impending arrival of the Year 2000. Demand for certain of the Company's other products may also be generated by customers who are replacing or upgrading software to accommodate the Year 2000 date change. As a result, demand for some of the Company's products and services may diminish as the Year 2000 arrives, which could negatively impact the Company's revenue growth rate. Additionally, because the Company believes that some of its customers are allocating a substantial portion of their 1999 IT budgets to Year 2000 compliance, sales of certain of the Company's traditional product offerings may be adversely affected through the end of 1999.

 Compliance of the Company's Products

   The Company believes that substantially all of the products that it currently sells or maintains are now Year 2000 compliant. These products have met rigorous compliance criteria and have undergone extensive testing to detect any Year 2000 failures. In general, these Year 2000 compliance efforts have been part of the Company's ongoing software development process, and the Company estimates that the associated incremental costs have totaled less than $10,000,000. Despite these efforts, certain of the Company's products may contain undetected Year 2000 problems, and customers of the Company who have discontinued maintenance may be running old product versions that are not compliant.

   The Company licenses a small percentage of the products that it sells from third parties. Although these products have generally been warranted to the Company as Year 2000 compliant, they have generally not been subject to the same extensive Company testing as those products developed or acquired by the Company. The Company has therefore been engaged in and is nearing the end of an aggressive effort, working with its third party product suppliers, and conducting its own tests, to obtain a very high level of assurance of Year 2000 compliance.

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

   The Company believes that its Year 2000 internal systems and technical infrastructure compliance program is approximately 85% complete and that the remainder will be completed well in advance of January 1, 2000. This program includes eight phases: (1) inventorying of all of the Company's software and hardware (completed); (2) identifying and testing all internal mission critical business applications and correcting any Year 2000 problems in these applications (expected to be completed by the end of March 1999); (3) identifying the interfaces from the mission critical business applications to third party systems and confirming the compliance of these third party systems (all of these systems are expected to be compliant by the first quarter of 1999); (4) identifying critical vendors in purchasing and travel (vendor questionnaire responses are now being reviewed); (5) informing the Company's internal user community about this Year 2000 program (an intranet site has been established and is regularly updated); (6) educating the Company's internal user community about Year 2000 issues and monitoring user compliance (in progress since fourth quarter of 1998); (7) identifying noncritical vendors and confirming their Year 2000 compliance (planned for the second quarter of 1999);
(8) preparing contingency plans for mission critical business applications, technical infrastructure and critical vendors (in progress and expected to be completed by September 1999).

   The Company expects that it will not incur any significant incremental costs for replacement or upgrading of systems that are not Year 2000 compliant, and it estimates that total personnel expenses relating to the Company's remediation program will be approximately $1,900,000. Therefore, the Company does not believe that the costs associated with the program will have a material effect on the Company's financial condition or results of operations.

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

Other Risks And Uncertainties That Could Affect Future Operating Results

   In addition to the risks discussed above under "--Foreign Currency Exchange Rates" and "--Year 2000 Considerations," below under "--Quarterly Comparisons" and elsewhere in this Annual Report on Form 10-K, the following risks, uncertainties and other factors could affect the Company's future business, financial condition and results of operations.

 Rapid Technological Change; Reliance on New Products and Markets

   The Company expects the market for its products to continue to be subject to frequent and rapid changes in technology and customer preferences. The emergence of new product technologies and industry standards could cause the Company's existing products to become obsolete and unmarketable. The Company's growth and future financial performance will depend upon its ability to develop and introduce new products and enhance existing products to accommodate the latest technological advances and customer requirements. If the Company fails to anticipate or adequately respond in a timely fashion to changes in technology and customer preferences, its business, financial condition or results of operations could be materially adversely affected. Additionally, the Company's future growth and financial performance will be adversely affected if
(1) new products developed by the Company are not accepted in the marketplace;
(2) other software vendors develop and market products which are superior to the Company's products and gain greater acceptance in the marketplace; or (3) customers delay purchases in anticipation of technological changes.

 Dependence on Mainframe Products

   The Company derives a significant percentage of its revenues from products for mainframe computers and believes that mainframes will continue to be an integral part of organizations' open systems IT environments. However, there has been debate in the marketplace regarding the future role of mainframe computers. Although the Company now derives a majority of its revenues from non-mainframe products and services, if there were a decline in utilization of mainframe computers, the Company's business, financial condition and results of operations could be materially adversely affected.

 Risks of Reliance on an Acquisition Strategy

   The Company has grown largely through the acquisition of businesses and technologies. Since mid-1994, the Company has acquired 48 businesses and 31 technologies. The Company believes that its future growth depends, in part, upon the continued success of this acquisition strategy. In the future, the Company may not be able to successfully identify, acquire on favorable terms or integrate suitable businesses or technologies. The Company may also face increased competition for acquisition opportunities, which may adversely affect its ability to complete suitable acquisitions and may increase the costs of completing acquisitions. An acquisition strategy involves a number of other risks and challenges, including the following: (1) diversion of management's attention; (2) integration of the operations and personnel of acquired companies; (3) incorporation of acquired products into existing product lines;
(4) adverse short-term effects on reported operating results; (5) amortization of acquired intangible assets; (6) assumption of liabilities of acquired companies; (7) potential dilutive effect on the Company's stockholders from continued issuance of common stock as consideration for acquisitions; (8) adverse effect of acquisition-related charges, costs and expenses on operating and net income; (9) potential loss of key employees; and (10) difficulty of presenting a unified corporate image.

 Highly Competitive Markets

   The Company operates in the highly competitive markets of information technology infrastructure products and professional services, and the Company expects competition to increase. Many of the Company's current and prospective competitors have significantly greater financial, technical and marketing resources than the Company. In addition, many prospective customers have the internal capability to implement solutions to their information technology infrastructure problems.

 Risk of Damage Claims and Costs Resulting from Product Defects

   Upon release, the Company's software products typically contain certain errors or bugs which are usually resolved through the regular maintenance and updating process. However, products may contain more serious errors, failures or bugs which may not be discovered until the Company has delivered the products to customers. As a result of serious failures or bugs, (1) the Company's customers could suffer major business interruptions or other problems which could lead to claims for damages against the Company; (2) customers may delay their purchases of products until they are satisfied that the problems have been resolved; (3) customers may decide not to purchase the defective products or other Company products; (4) customers who have already received the defective products may return them for refunds and possibly may bring other claims against the Company; (5) the Company may need to devote significant financial and product development resources to fix software defects; and (6) the Company may be forced to delay the introduction of new products or new versions of existing products. The Company believes that its software license agreements provide it with substantial protection against liability. In addition, the Company possesses "errors and omissions" insurance covering the Company in the event it is held responsible for losses suffered by its customers due to product defects. Nevertheless, the Company may be found liable for customer losses, and its insurance may not be adequate to cover such losses. If the Company's products contain serious failures or bugs, the Company's business, results of operations or financial condition may be materially adversely affected.

 Dependence on Proprietary Technology

   The Company's success is heavily dependent upon its proprietary software technology. The Company establishes and protects its proprietary rights through a combination of contractual rights, trademarks, trade secrets, patents and copyright laws. However, the steps the Company has taken to protect its proprietary rights may not be adequate to prevent the unauthorized use or imitation of its products. Additionally, the Company has derived a significant percentage of its revenues from sales in foreign countries. Certain of these countries may afford less protection to proprietary technology rights than is provided under United States laws. The Company does not believe that its products or technologies materially infringe on the intellectual property rights of others. However, infringement claims may be asserted against the Company in the future. Any claim or litigation, with or without merit, or an adverse determination in such claims or litigation, could be costly and could have a material adverse effect on its results of operations and financial condition.

   Dependence on DB2

   The Company expects to continue to derive a significant portion of its revenues from licensing products that enhance the performance of IBM's DB2 software for managing mainframe corporate databases. If IBM decreases its commitment to DB2 or there is a decline in the market's acceptance and utilization of DB2, the Company's business could be materially adversely effected. Also, if IBM enhances DB2 and thereby renders the Company's products obsolete or devotes more resources to developing and marketing IBM's own DB2 tools, the Company's business, results of operations or financial condition could be materially adversely affected.

 Dependence on Relationships with Relational Database Vendors

   The Company must develop and maintain close relationships with leading database vendors to compete effectively. For example, the Company has entered into alliances with Oracle Systems Corp., Sybase, Inc. and Informix Software, Inc. If the Company fails to maintain existing relationships or establish new relationships with database vendors, the Company's business, results of operations and financial condition could be materially adversely affected.

 The Company's Net Losses and Its Ability to Satisfy Future Debt Obligations

   If the Company does not achieve its anticipated revenues and operating income and continues to incur losses in the future, its ability to pay interest on, or ultimately pay the principal amount of, its indebtedness could become impaired. If it does not meet its cash requirements out of cash flow from operations and available borrowings, it may not be able to obtain alternative financing or may not be permitted to do so under the terms of its existing financing arrangements. If it does not arrange for sufficient financing, its ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements may be adversely affected. The Company could also become more vulnerable to industry downturns and competitive pressures. See "--Liquidity and Capital Resources."

 Risks of International Sales

   In addition to the risks associated with foreign currency exchange rate fluctuations, the Company is subject to other risks generally associated with doing international business, including the following: (1) longer payment cycles; (2) difficulty of managing remote offices; (3) greater difficulties in accounts receivable collection; (4) burdens of complying with a wide variety of foreign laws; and (5) exposure to general foreign economic declines and political conditions.

 Risks of Consulting Services Business

   The Company is subject to the risks associated with a consulting services business, including (1) dependence on reputation with existing customers; (2) volatility of workload; and (3) dependence on ability to attract and retain qualified technical personnel. Also, the Company may derive a substantial portion of its future consulting services revenue from the performance of services under fixed-price contracts. The Company may not be able to perform in a profitable manner under these contracts, particularly in the field of software development, where cost overruns occur frequently.

 Dependence on Key Personnel

   The Company's success depends largely on the skills, experience and efforts of its key management, marketing, product development, professional services and operational personnel, including key personnel of acquired companies. Because competition for qualified personnel in the software industry is intense, the Company may face increasing difficulty in hiring, training and integrating new employees and keeping current valued employees required for the Company's continued growth. Further, certain key members of the management of acquired companies may not continue with the combined businesses. If the Company encounters difficulty in attracting and retaining key employees, the Company's business, results of operations and financial condition could be materially adversely affected. The Company's success depends in large part on the skills and efforts of Andrew J. Filipowski, the Company's Chairman, President and Chief Executive Officer, and Paul L. Humenansky, the Company's Executive Vice President--Product Development and Chief Operations Officer. The Company has not entered into non-competition agreements with Messrs. Filipowski or Humenansky or any of its other key personnel and has not obtained "key man" life insurance covering these individuals.

Recently Issued Accounting Pronouncements

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

   The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest total revenues and operating income in a given year. For example, 33%, 33% and 32% of the Company's total revenues in 1998, 1997 and 1996, respectively, were generated in the fourth quarter. Further, revenues from the fourth quarter of 1997 were higher than the first quarter of 1998. The Company believes the seasonality of its revenue results primarily from the budgeting cycles of its software product customers and the structure of the Company's sales commission and bonus programs. In addition, the Company's software products revenues may vary significantly from quarter to quarter depending upon other factors, such as the timing of new product announcements and releases by the Company and its competitors.

The Company operates with relatively little backlog, and substantially all of its software products revenues in each quarter result from sales made in that quarter.

                                         1998
                          --------------------------------------------------
                           First        Second           Third       Fourth
                          Quarter      Quarter          Quarter     Quarter
                          --------     --------         --------    --------
                            (in thousands, except per share
                                       amounts)
                                      (unaudited)
Total revenues, as
 previously reported
 (1)....................  $158,261     $217,435         $250,326    $314,727
Adjustments (2).........    27,457          --               --          --
   Total revenues.......   185,718      217,435          250,326     314,727
Operating income (loss),
 as previously reported
 (1)....................       995      (57,298)(3)       26,895(4)   50,449(5)
Adjustments (2).........      (724)         --               --          --
   Operating income
    (loss)..............       271      (57,298)(3)       26,895(4)   50,449(5)
Net income (loss), as
 previously reported
 (1)....................     3,665      (58,004)(3)       19,385(4)   32,688(5)
Adjustments (2).........      (202)         --               --          --
   Net income (loss)....     3,463      (58,004)(3)       19,385(4)   32,688(5)
Net income (loss) per
 share, as previously
 reported (1)...........  $   0.05     $  (0.70)(3)     $   0.21(4) $   0.34(5)
   Net income (loss) per
    share...............      0.04        (0.70)(3)         0.21(4)     0.34(5)
Shares used in computing
 net income (loss) per
 share, as previously
 reported (1)...........    70,756       82,331          101,093      99,054
   Shares used in
    computing net income
    (loss) per share....    88,318       82,331          101,093      99,054
                                         1997
                          --------------------------------------------------
                           First        Second           Third       Fourth
                          Quarter      Quarter          Quarter     Quarter
                          --------     --------         --------    --------
                            (in thousands, except per share
                                       amounts)
                                      (unaudited)
Total revenues, as
 previously
 reported(6)............  $115,623     $136,438         $160,201    $211,241
Adjustments(7)..........    25,567       27,744           30,609      31,457
   Total revenues.......   141,190      164,182          190,810     242,698
Operating income (loss),
 as previously
 reported(6)............   (33,086)(8)  (77,336)(9)       10,553     (15,923)(10)
Adjustments(7)..........     1,874        3,512            3,973       4,292
   Operating income
    (loss)..............   (31,212)(8)  (73,824)(9)       14,526     (11,631)(10)
Net income (loss), as
 previously
 reported(6)............   (25,269)(8)  (78,933)(9)       10,160     (23,742)(10)
Adjustments(7)..........     2,225        2,113            3,858       3,460
   Net income (loss)....   (23,044)(8)  (76,820)(9)(11)   14,018     (20,282)(10)
Net income (loss) per
 share, as previously
 reported(6)............  $  (0.41)(8) $  (1.28)(9)     $   0.16    $  (0.37)(10)
   Net income (loss) per
    share...............     (0.30)(8)    (0.99)(9)(11)     0.17       (0.25)(10)
Shares used in computing
 net income (loss) per
 share, as previously
 reported(6)............    60,947       61,477           65,328      63,615
   Shares used in
    computing net income
    (loss) per share....    76,673       77,404           82,437      79,932

--------
(1) As reported under the Statement of Operations in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.
(2) Adjustments reflect the effect of acquisitions accounted for as poolings of interests on the amounts previously reported in the Company's Quarterly Report on Form 10-Q. See Note 2 of the Notes to Consolidated Financial Statements included elsewhere herein for a more detailed discussion of these transactions.
(3) Reflects a pre-tax charge for acquired in-process technology of $30,465,000 relating to certain Company acquisitions. Also reflects a pre-tax charge for merger costs of $39,965,000 relating to certain Company acquisitions.
(4) Reflects a pre-tax charge for acquired in-process technology of $2,150,000 relating to certain Company acquisitions. Reflects a pre-tax restructuring benefit of $6,525,000. Also reflects a pre-tax special general and administrative charge of $6,525,000.
(5) Reflects a pre-tax charge for acquired in-process technology of $5,303,000 relating to certain Company acquisitions. Reflects a pre-tax restructuring benefit of $4,439,000. Also reflects a pre-tax special general and administrative charge of $4,457,000.

(6) As reported under "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Comparisons" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(7) Adjustments reflect the effect of acquisitions accounted for as poolings of interests on the amounts previously reported in the Company's Annual Report on Form 10-K. See Note 2 of the Notes to Consolidated Financial Statements included elsewhere herein for a more detailed discussion of these transactions.
(8) Reflects a pre-tax charge for acquired in-process technology of $10,417,000 relating to certain Company acquisitions. Also reflects a pre-tax charge for merger costs of $3,706,000 relating to certain Company acquisitions.
(9) Reflects a pre-tax charge for acquired in-process technology of $6,747,000 relating to certain Company acquisitions. Also reflects a pre-tax charge of $56,063,000 for restructuring costs.
(10) Reflects a pre-tax charge for acquired in-process technology of $50,740,000 relating to certain Company acquisitions. Also reflects a pre-tax charge for merger costs of $5,221,000 relating to certain Company acquisitions.
(11) Includes a loss from discontinued operations, net of taxes, related to Mastering of $1,477,000, or $0.02 per share.

Special Note Regarding Forward-Looking Statements

   This Form 10-K contains certain "forward-looking statements" (as defined in Section 21E of the Exchange Act) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance or business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to develop and market existing and acquired products for the IT infrastructure market; the Company's ability to successfully implement its 1999 restructuring plan; risks related to the Year 2000 challenge; the Company's ability to successfully integrate its acquired products, services and businesses; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the IT infrastructure and professional services markets; currency exchange rate fluctuations, collection of receivables, compliance with foreign laws and other risks inherent in conducting international business; risks associated with conducting a consulting services business; the risk of damage claims and costs resulting from product defects; general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services; charges and costs related to acquisitions; the Company's ability to protect its proprietary software rights from infringement or misappropriation, to maintain or enhance its relationships with relational database vendors, and to attract and retain key employees; and the other risks and uncertainties discussed under "--Other Risks And Uncertainties That Could Affect Future Operating Results." Except as required by the federal securities laws, the Company is not obligated to update or revise these forward-looking statements to reflect new events or changed circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk--The Company is exposed to the impact of changes in interest rates primarily due to the manner in which the Company manages its investment portfolio. As stated in the Company's written policy, the goal of the investment portfolio is preservation of principal and every effort is made to limit default, market, liquidity and reinvestment risk. The vast majority of the investment portfolio consists of money market instruments, corporate bonds and asset backed securities. Speculative use of any security of any kind, including derivative products, is prohibited in the investment portfolio.

   To mitigate risk associated with the investment portfolio, the Company invests only in securities that have been rated as high quality by national rating agencies. The vast majority of these securities have a maturity date within six months. The portfolio is reviewed on a periodic basis, and subsequently adjusted in the event that the credit rating of any security held in the portfolio has deteriorated. Amounts invested with any one issuer are limited to reduce default risk. Only securities with active secondary markets are purchased to ensure future liquidity.

   Foreign Currency Exchange Risk--The Company conducts business on a global basis through subsidiaries in multiple countries utilizing major international currencies. The Company is, therefore, exposed to movement in currency exchange rates. The Company continues to maintain a program, utilizing forward foreign exchange contracts, designed to hedge currency exposures related to certain nonfunctional assets and liabilities resulting from intercompany balances. By written policy, the Company does not enter into any type of foreign exchange contract for trading or speculative purposes.

   Gains and losses on the foreign exchange forward contracts are included in other income and offset foreign exchange gains and losses from the revaluation of intercompany balances denominated in currencies other than the functional currency of the reporting entity. The forward contracts generally have a maturity of one month and are executed only with major financial institutions.

   Equity Price Risk--The Company has several minimal investments in the marketable equity securities of publicly traded companies. All of these investments, as of December 31, 1998, were considered available-for-sale, with any unrealized gains or losses deferred as a component of stockholders' equity. The largest of these holdings was the Company's investment in Memco, with a December 31, 1998 fair value of $16.6 million. All other equity investments are immaterial.

   The Company utilizes a "Value-at-Risk" (VaR) model to determine the maximum potential one-day loss in the fair value of its interest rate, foreign exchange and equity price sensitive instruments. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR calculations. The calculations the Company performed were based on the variance-covariance statistical modeling technique and included all interest rate sensitive instruments, foreign exchange derivative contracts and equity investments. The VaR estimate utilized historical interest rates, foreign exchange rates and equity prices from the past year to estimate volatility and correlation of these rates and prices in the future.

   As of December 31, 1998, the following amounts represented the potential loss in fair value that the Company could incur from adverse changes in interest rates, foreign exchange rates or equity prices for a one-day period.

                                                              Time   Confidence
   Value at Risk Amount                          Amount     Interval   Level
   --------------------                      -------------- -------- ----------
                                             (in thousands)
   Interest rate sensitive instruments......      $297       1 day       95%
   Foreign exchange sensitive instruments...       136       1 day       95
   Equity price sensitive instruments.......       454       1 day       95

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-32 of this Form 10-K, and in Item 7 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Comparisons."

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

   The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in response to this item is incorporated by reference from the sections of the 1999 Proxy Statement captioned "EXECUTIVE COMPENSATION-- COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "CERTAIN TRANSACTIONS."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

   (a) 1. The following consolidated financial statements and notes thereto, and the related independent auditors' report, are included on pages F-1 through F-32 of this Form 10-K:

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

    Independent Auditors' Report

   2. The report of independent auditors and the financial statement schedule of the Company are included on pages S-1 and S-2 of this Form 10-K:

     Independent Auditors' Report

     Schedule II--Valuation and Qualifying Accounts

   All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

   3. The following exhibits are filed with this Form 10-K or incorporated by reference as set forth below:

 Exhibit
   No.                                 Description
 -------                               -----------
  2.1    Agreement between Memco and the Company, dated as of August 13, 1998, incorporated by reference to Exhibit 2.1 to the Company's Registration
         Statement on Form S-4 Registration No.
         333-71637 (the "1999 S-4").
  3.1    Restated Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to the 1999 S-4.
  3.2    Bylaws of the Company, as amended, incorporated by reference to
         Exhibit 3.2 to the 1999 S-4.
  4.1    Specimen stock certificate representing Common Stock, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
         Form S-1, Registration No. 33-39233 (the "IPO S-1 Registration
         Statement").
  4.2    Rights Agreement dated as of December 21, 1995 between the Company and
         Harris Trust and Savings Bank, incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed December
         26, 1995 (the "1995 8-A").
  4.3    Certificate of Designations of the Class II Series A Junior
         Participating Preferred Stock, incorporated by reference to Exhibit
         4.3 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1995 (the "1995 10-K").
  4.4    Amendment to the Certificate of Designations of the Class II Series A
         Junior Participating Preferred Stock, incorporated by reference to the
         1999 S-4.
  4.5    Indenture between the Company and American National Bank and Trust
         Company, as Trustee, dated as of November 18, 1996, incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1997 (the "1997 10-K").
  4.6    Form of Note for the Company's convertible subordinated notes due
         2001, incorporated by reference to Exhibit 4.5 to the 1997 10-K.
  4.7    Indenture between the Company and American National Bank and Trust
         Company, as Trustee, dated as of December 15, 1997, incorporated by reference to Exhibit 4.6 to the 1997 10-K.
  4.8    Form of Note for the Company's convertible subordinated notes due
         2002, incorporated by reference to Exhibit 4.7 to the 1997 10-K.
 10.1    1989 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the IPO S-1 Registration Statement.*
 10.2    Forms of Stock Option Agreements under the 1989 Stock Option Plan, incorporated by reference to Exhibit 10.2 to the IPO S-1 Registration
         Statement.*
 10.3    Chief Executive Stock Option Plan, incorporated by reference to
         Exhibit 10.3 to the IPO S-1 Registration Statement.*
 10.4    Chief Executive Stock Option Agreement, incorporated by reference to
         Exhibit 10.4 to the IPO S-1 Registration Statement.*
 10.5    1991 Stock Option Plan, incorporated by reference to Exhibit 10.5 to the IPO S-1 Registration Statement.*
 10.6    Amended and Restated Employment Agreement between Andrew J. Filipowski and the Company, dated as of January 1, 1996, incorporated by reference to Exhibit 10.6 to the 1997 10-K.*
 10.7    Amended and Restated Employment Agreement between Michael P. Cullinane and the
         Company, dated as of January 1, 1996, incorporated by reference to
         Exhibit 10.7 to the 1997 10-K.*

 Exhibit
   No.                                 Description
 -------                               -----------
 10.8    Amended and Restated Employment Agreement between Paul L. Humenansky and the Company, dated as of October 28, 1997, incorporated by reference to Exhibit 10.8 to the 1997 10-K.*
 10.9    Form of Indemnification Agreement between the Company and each of
         Andrew J. Filipowski, Michael P. Cullinane, Paul L. Humenansky, Casey
         G. Cowell, James E. Cowie, Steven D. Devick and Gian Fulgoni,
         incorporated by reference to Exhibit 10.10 to the IPO S-1 Registration
         Statement.*
 10.10   Forms of Affiliate Agreements, incorporated by reference to Exhibit
         10.11 to the IPO S-1 Registration Statement.
 10.11   Form of Master Product License Agreement, incorporated by reference to
         Exhibit 10.11 to the 1995 10-K.
 10.12   Office Lease, dated May 6, 1992, between the Company and LaSalle
         National Trust N.A. as Trustee (the "Oakbrook Terrace Lease"),
         incorporated by reference to Exhibit 10.20 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1992.
 10.13   PLATINUM technology, inc. 1993 Directors' Stock Option Plan, incorporated by reference to Exhibit 10.18 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 1994 (the "June
         1994 10-Q").*
 10.14   PLATINUM technology, inc. 1994 Stock Incentive Plan, incorporated by reference to Exhibit 10.19 to the June 1994 10-Q.*
 10.15   Amendments to the PLATINUM technology, inc. 1994 Stock Incentive Plan, incorporated by reference to Exhibit 4.3 to the Company's Registration
         Statement on Form S-8, Registration No. 33-85798 (the "1994 S-8").*
 10.16   Form of Option Agreement under the PLATINUM technology, inc. 1993
         Director's Stock Option Plan, incorporated by reference to Exhibit 4.4 to the 1994 S-8.*
 10.17   Form of Option Agreement under the PLATINUM technology, inc. 1994
         Stock Incentive Plan, incorporated by reference to Exhibit 4.5 to the
         1994 S-8.*
 10.18   Amendment Number One, dated as of May 3, 1993, to the Oakbrook Terrace
         Lease, incorporated by reference to Exhibit 10.19 to the 1994 10-K.
 10.19   Amendment Number Two, dated as of October 26, 1993, to the Oakbrook
         Terrace Lease, incorporated by reference to Exhibit 10.20 to the 1994
         10-K.
 10.20   Amendment Number Three, dated as of December 22, 1994, to the Oakbrook
         Terrace Lease, incorporated by reference to Exhibit 10.21 to the 1994
         10-K.
 10.21   Office Lease, dated August 8, 1994, between the Company and L.J.
         Sheridan & Co. as court appointed receiver, incorporated by reference to Exhibit 10.22 to the 1994 10-K.
 10.22   PLATINUM technology, inc. Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company's
         Registration Statement on Form S-4, Registration No. 33-94410 (the
         "1995 S-4").*
 10.23   Lease Agreement, dated as of March 30, 1995, between the Company and
         Lisle Property Venture, Inc. (the "March 1995 Lisle Lease"),
         incorporated by reference to Exhibit 10.24 to the 1995 S-4.
 10.24   First Amendment, dated as of September 15, 1995, to the March 1995
         Lisle Lease, incorporated by reference to Exhibit 10.25 to the 1995
         10-K.
 10.25   Second Amendment, dated as of September 15, 1995, to the March 1995
         Lisle Lease, incorporated by reference to Exhibit 10.26 to the 1995
         10-K.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.26   Third Amendment, dated as of January 3, 1996, to March 1995 Lisle
         Lease, incorporated by reference to Exhibit 10.27 to the 1995 10-K.
 10.27   Lease Agreement, dated as of October 31, 19995, between Lisle Property
         Venture, Inc. and the Company (the "October 1995 Lisle Lease"),
         incorporated by reference to Exhibit 10.28 to the 1995 10-K.
 10.28   Amendment Number Four, dated as of March 9, 1995, to the Oakbrook
         Terrace Lease, incorporated by reference to Exhibit 10.29 to the 1995
         10-K.
 10.29   Loan Agreement, dated as of December 31, 1995, between the Company and
         American National Bank and Trust Company of Chicago (the "Loan
         Agreement"), incorporated by reference to
         Exhibit 10.30 to the 1995 10-K.
 10.30   First Amendment, dated as of December 31, 1996, to the Loan Agreement, incorporated by reference to Exhibit 10.30 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996 (the "1996
         10-K").
 10.31   First Amendment, dated as of May 23, 1996, to the October 31, 1995
         Lisle Lease, incorporated by reference to Exhibit 10.31 to the 1996
         10-K.
 10.32   Second Amendment, dated as of May 24, 1996, to the October 31, 1995
         Lisle Lease, incorporated by reference to Exhibit 10.32 to the 1996
         10-K.
 10.33   Lease Agreement, dated as of July 17, 1996, between the Company and
         Oakbrook Tower Limited Partnership, incorporated by reference to
         Exhibit 10.33 to the 1996 10-K.
 10.34   PLATINUM technology, inc. 1996 Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
         Form S-8, Registration No. 333-03284 (the "April 1996
         S-8").*
 10.35   PLATINUM technology, inc. Amended and Restated 1993 Directors' Stock
         Option Plan, incorporated by reference to Exhibit 4.2 to the April
         1996 S-8.*
 10.36   Amendment to the PLATINUM technology, inc. 1994 Stock Incentive Plan, incorporated by reference to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 1996 (the "June 1996 10-Q").*
 10.37   First Amendment to the PLATINUM technology, inc. Employee Incentive
         Compensation Plan, incorporated by reference to the June 1996 10-Q.*
 10.38   Second Amendment to the PLATINUM technology, inc. Employee Incentive
         Compensation Plan, incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1997 (the "June 1997 10-Q").*
 10.39   Amendment Number Five, dated as of December 1, 1996, to the Oakbrook
         Terrace Lease, incorporated by reference to Exhibit 10.2 to the June
         1997 10-Q.
 10.40   Amendment Number Six, dated as of April 30, 1997, to the Oakbrook
         Terrace Lease, incorporated by reference to Exhibit 10.3 to the June
         1997 10-Q.
 10.41   Amendment Number Seven, dated as of September 16, 1997, to the
         Oakbrook Terrace Lease, incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1, Registration No.
         333-40075.
 10.42   Credit Agreement, dated as of December 22, 1997, between the Company and American National Bank and Trust Company of Chicago, as Agent,
         incorporated by reference to Exhibit 10.42 to the 1997 10-K.


 Exhibit
   No.                                 Description
 -------                               -----------
 10.43   Sublease Agreement, dated as of June 16, 1998, between APL Land
         Transport Services, Inc. and the Company, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June
         30, 1998 (the "June 1998 10-Q").
 10.44   PLATINUM Employee Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 4.3 to the Company's Registration
         Statement on Form S-8, Registration No. 333-57307.
 10.45   PLATINUM Broad-Based Stock Option Plan (the "Broad-Based Plan"),
         incorporated by reference to Exhibit 10.3 to the June 1998 10-Q.
 10.46   Form of Stock Option Agreement under the Broad-Based Plan, incorporated by reference to Exhibit 10.4 to the June 1998 10-Q.
 10.47   PLATINUM Deferred Compensation Plan (the "Deferred Plan"),
         incorporated by reference to the Company's Registration Statement on
         Form S-8, Registration No. 333-61581 (the "August 1998
         S-8").
 10.48   Form of Plan Agreement under the Deferred Plan, incorporated by reference to Exhibit 4.7 to the August 1998 S-8.
 10.49   Severence Pay Agreement between Tom A. Slowey and the Company, dated as of August 31, 1998.*
 10.50   Severance Pay Agreement between Paul A. Tatro and the Company, dated as of August 31, 1998.*
 10.51   Amended and Restated Credit Agreement, dated as of December 21, 1998, between the Company and American National Bank and Trust Company of
         Chicago, as Agent.
 12      Computation of Ratios of Earnings to Fixed Charges.
 21      Subsidiaries of the Company.
 23.1    Consent of KPMG LLP with respect to the Company's financial statements and financial statement schedule.
         Consent of Arthur Andersen LLP with Respect to Mastering's financial
 23.2    statements.
         Consent of Ernst & Young LLP with respect to Logic Works' financial
 23.3    statements.
 27.1    1998 Financial Data Schedule.
 27.2    1997 Financial Data Schedule, as restated.
 27.3    1996 Financial Data Schedule, as restated.
 99.1    Report of Arthur Andersen LLP on Mastering's financial statements.
 99.2    Report of Ernst & Young LLP on Logic Works' financial statements.

--------
* Management contract or compensatory plan or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.

(b) Reports on Form 8-K:

   The Company filed a Current Report on Form 8-K (Items 5 and 7) dated October 15, 1998 to report the Company's issuance of a press release announcing its results of operations for the third quarter of 1998.

            PLATINUM technology International, inc. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                         As of December 31,
                                                         --------------------
                                                            1998       1997
                                                         ----------  --------
                         ASSETS
                         ------
Current assets:
 Cash and cash equivalents.............................. $  189,925  $233,024
 Short-term investment securities.......................     76,981    79,699
 Trade accounts receivable, net of allowances of $5,319
  and $4,788............................................    304,177   227,964
 Installment accounts receivable, net of allowances of
  $526 and $878.........................................     45,568    30,043
 Accrued interest and other current assets..............     54,887    37,090
 Refundable income taxes................................        787       753
                                                         ----------  --------
   Total current assets.................................    672,325   608,573
                                                         ----------  --------
Non-current investment securities.......................     35,166    45,481
Property and equipment, net.............................     99,197    92,165
Purchased and developed software, net...................    182,259   117,213
Excess of cost over net assets acquired, net of
 accumulated amortization of $25,104 and $15,975........     69,045    52,759
Non-current installment receivables, net of allowances
 of $1,374 and $1,616...................................     68,210    21,912
Other assets............................................     24,068    34,804
                                                         ----------  --------
   Total assets......................................... $1,150,270  $972,907
                                                         ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
 Acquisition-related payables........................... $   33,245  $ 15,717
 Income taxes payable...................................      7,888     4,165
 Accounts payable.......................................     36,854    23,294
 Accrued commissions and bonuses........................     21,928    16,237
 Accrued royalties......................................     12,946     7,215
 Accrued restructuring costs............................      2,390     7,391
 Other accrued liabilities..............................     63,785    51,946
 Current maturities of long-term obligations............      1,362     1,619
 Deferred revenue.......................................    163,982   128,326
                                                         ----------  --------
   Total current liabilities............................    344,380   255,910
                                                         ----------  --------
Acquisition-related payables............................      6,388    18,320
Deferred revenue........................................     95,959    60,435
Deferred rent...........................................      6,762     6,197
Accrued restructuring costs.............................      5,285    21,930
Deferred income taxes...................................      5,261       --
Long-term obligations, net of current maturities........    266,422   267,239
                                                         ----------  --------
   Total liabilities....................................    730,457   630,031
                                                         ----------  --------
Stockholders' equity:
 Class II preferred stock, $.01 par value; authorized
  10,000 shares,
  issued and outstanding 1,768 shares in 1998...........         18       --
 Subscribed Class II preferred stock, $.01 par value;
  1,768 shares subscribed in 1997.......................        --         18
 Common stock, $.001 par value; authorized 180,000
  shares,
  issued and outstanding 86,848 and 80,239..............         87        80
 Paid-in capital........................................    784,710   691,609
 Accumulated deficit....................................   (358,825) (352,450)
 Accumulated other comprehensive income (loss)..........     (6,177)    3,619
                                                         ----------  --------
   Total stockholders' equity...........................    419,813   342,876
                                                         ----------  --------
   Total liabilities and stockholders' equity........... $1,150,270  $972,907
                                                         ==========  ========

          See accompanying notes to consolidated financial statements.

            PLATINUM technology International, inc. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                 -----------------------------
                                                   1998      1997       1996
                                                 --------  ---------  --------
Revenues:
  Software products............................  $542,578  $ 410,369  $289,125
  Maintenance..................................   171,711    139,912   114,579
  Professional services........................   253,917    188,599   149,780
                                                 --------  ---------  --------
    Total revenues.............................   968,206    738,880   553,484
                                                 --------  ---------  --------
Costs and expenses:
  Professional services........................   235,914    170,847   145,443
  Product development and support..............   242,641    203,497   170,145
  Sales and marketing..........................   318,453    263,986   218,435
  General and administrative...................    60,941     50,158    42,230
  Amortization of excess cost over net assets
   acquired....................................    11,939      6,360     5,317
  Special general and administrative charges...    10,982     13,513     1,978
  Restructuring charges........................   (10,964)    55,829    16,312
  Merger costs.................................    40,065      8,927     5,782
  Acquired in-process technology...............    37,918     67,904    49,451
                                                 --------  ---------  --------
    Total costs and expenses...................   947,889    841,021   655,093
                                                 --------  ---------  --------
Operating income (loss)........................    20,317   (102,141) (101,609)
Other income, net..............................    10,253     20,497     8,075
                                                 --------  ---------  --------
Income (loss) from continuing operations before
 income taxes..................................    30,570    (81,644)  (93,534)
Income taxes...................................    33,038     23,459    (9,752)
                                                 --------  ---------  --------
Net loss from continuing operations............    (2,468)  (105,103)  (83,782)
Discontinued operations:
  Loss from discontinued operations, net of tax
   benefit of
   $1,196 and $2,721...........................       --      (1,858)   (3,610)
  Gain on disposal, net of tax expense of $394
   and $40.....................................       --         833       198
                                                 --------  ---------  --------
    Total discontinued operations..............       --      (1,025)   (3,412)
                                                 --------  ---------  --------
Net loss.......................................  $ (2,468) $(106,128) $(87,194)
                                                 ========  =========  ========
Basic and diluted earnings per share:
  Net loss from continuing operations..........  $  (0.03) $   (1.35) $  (1.16)
  Discontinued operations......................       --       (0.01)    (0.05)
                                                 --------  ---------  --------
  Net loss.....................................  $  (0.03) $   (1.36) $  (1.21)
                                                 ========  =========  ========
  Shares used in computing per share amounts...    83,856     78,072    71,919

          See accompanying notes to consolidated financial statements.

            PLATINUM technology International, inc. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    1998      1997       1996
                                                  --------  ---------  --------
Net loss......................................... $ (2,468) $(106,128) $(87,194)
Other comprehensive income (loss):
  Foreign currency translation adjustment........      856     (3,786)   (2,094)
                                                  --------  ---------  --------
  Unrealized holding gains (losses) on marketable
   securities:
    Unrealized holding gains (losses) arising
     during the period, net of tax expense
     (benefit) of $(3,042), $1,717 and $12,285
     during 1998, 1997 and 1996, respectively....   (4,563)     2,576    18,427
    Less reclassification adjustment for gains
     included in net loss, net of tax expense of
     $4,060, $7,949 and $413 during 1998, 1997
     and 1996, respectively......................   (6,089)   (11,924)     (619)
                                                  --------  ---------  --------
      Change in unrealized holding gains (losses)
       for the period............................  (10,652)    (9,348)   17,808
                                                  --------  ---------  --------
Comprehensive loss............................... $(12,264) $(119,262) $(71,480)
                                                  ========  =========  ========


          See accompanying notes to consolidated financial statements.

            PLATINUM technology International, inc. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                       Years Ended December 31,
                          -----------------------------------------------------
                                1998               1997              1996
                          -----------------  ----------------  ----------------
                          Shares   Amount    Shares  Amount    Shares  Amount
                          ------  ---------  ------ ---------  ------ ---------
Preferred stock:
  Balance at beginning
   of year..............   1,768  $      18     --  $     --      --  $     --
  Preferred stock sub-
   scribed..............  (1,768)       (18)  1,768        18     --        --
  Issuance of preferred
   stock................   1,768         18     --        --      --        --
                          ------  ---------  ------ ---------  ------ ---------
  Balance at end of
   year.................   1,768  $      18   1,768 $      18     --  $     --
                          ======  =========  ====== =========  ====== =========
Common stock:
  Balance at beginning
   of year..............  80,239  $      80  76,195 $      76  67,788 $      68
  Exercise of stock op-
   tions................   3,097          3   1,609         2     892         1
  Issuance of common
   stock under Stock
   Purchase Plan........   1,585          2     973         1     282       --
  Issuance of common
   stock................   1,925          2   1,461         1   7,233         7
  Conversion of subordi-
   nated notes..........       2        --        1       --      --        --
                          ------  ---------  ------ ---------  ------ ---------
  Balance at end of
   year.................  86,848  $      87  80,239 $      80  76,195 $      76
                          ======  =========  ====== =========  ====== =========
Paid-in capital:
  Balance at beginning
   of year..............          $ 691,609         $ 605,177         $ 497,865
  Exercise of stock op-
   tions................             35,251            10,690             4,152
  Income tax benefit re-
   lated to stock op-
   tions................                --              3,233             1,297
  Issuance of common
   stock under Stock
   Purchase Plan........             24,358            12,503             2,791
  Issuance of common
   stock................             33,605            18,173            99,207
  Preferred stock sub-
   scribed..............            (41,848)           41,848               --
  Issuance of preferred
   stock................             41,848               --                --
  Amortization of shelf
   registration costs...               (149)              (25)             (135)
  Conversion of subordi-
   nated notes..........                 36                10               --
                                  ---------         ---------         ---------
  Balance at end of
   year.................          $ 784,710         $ 691,609         $ 605,177
                                  =========         =========         =========
Notes receivable:
  Balance at beginning
   of year..............          $     --          $     --          $    (515)
  Reclassification to
   other assets.........                --                --                515
                                  ---------         ---------         ---------
  Balance at end of
   year.................          $     --          $     --          $     --
                                  =========         =========         =========
Accumulated deficit:
  Balance at beginning
   of year..............          $(352,450)        $(246,262)        $(157,967)
  Net loss..............             (2,468)         (106,128)          (87,194)
  Adjustment for immate-
   rial pooled business-
   es...................             (3,522)            1,014                45
  Other.................                --                --             (1,006)
  Adjustment to conform
   fiscal years of
   pooled businesses....               (385)           (1,074)             (140)
                                  ---------         ---------         ---------
  Balance at end of
   year.................          $(358,825)        $(352,450)        $(246,262)
                                  =========         =========         =========
Unrealized holding gains
 (losses) on marketable
 securities:
  Balance at beginning
   of year..............          $   8,466         $  17,814         $       6
  Change in unrealized
   holding gains, net of
   tax..................            (10,652)           (9,348)           17,808
                                  ---------         ---------         ---------
  Balance at end of
   year.................          $  (2,186)        $   8,466         $  17,814
                                  =========         =========         =========
Foreign currency trans-
 lation adjustment:
  Balance at beginning
   of year..............          $  (4,847)        $  (1,061)        $   1,033
  Translation adjust-
   ment.................                856            (3,786)           (2,094)
                                  ---------         ---------         ---------
  Balance at end of
   year.................          $  (3,991)        $  (4,847)        $  (1,061)
                                  =========         =========         =========
Total stockholders' eq-
 uity...................          $ 419,813         $ 342,876         $ 375,744
                                  =========         =========         =========

          See accompanying notes to consolidated financial statements.

            PLATINUM technology International, inc. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    1998      1997       1996
                                                  --------  ---------  --------
Cash flows from operating activities:
 Net loss.......................................  $ (2,468) $(106,128) $(87,194)
 Adjustments to reconcile net loss to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization................    85,770     62,288    43,549
   Acquired in-process technology...............    37,918     67,904    49,451
   Write-off of fixed assets, capitalized
    software and other
    intangible assets in conjunction with
    restructuring plan..........................       --      18,197     3,440
   Recovery related to restructuring liability..   (10,964)       --        --
   Gain on sale of discontinued operations......       --      (6,709)      --
   Unrealized holding gains on marketable equity
    securities..................................    (2,232)   (12,590)     (923)
   Realized net gain on sales of investment
    securities..................................   (12,079)    (7,566)   (1,032)
   Write-off of capitalized software in
    connection with product
    stabilization and mergers...................       --         --        654
   Noncash compensation.........................       --         100       421
 Sales of trading securities....................    13,918      9,489       --
 Changes in assets and liabilities, net of
  acquisitions:
   Trade and installment receivables............  (138,216)   (60,684)  (68,614)
   Deferred income taxes........................    23,278     15,649   (21,238)
   Accrued interest and other current assets....   (16,941)   (12,979)   (2,619)
   Accounts payable and accrued liabilities.....    45,635     34,668     2,638
   Deferred revenue.............................    70,152     55,338    62,566
   Income taxes payable.........................     3,570      3,573     1,390
   Other........................................    (1,204)   (11,308)    4,906
                                                  --------  ---------  --------
     Net cash provided by (used in) operating
      activities................................    96,137     49,242   (12,605)
                                                  --------  ---------  --------
Cash flows from investing activities:
 Purchases of investment securities.............  (271,804)   (91,423)  (55,188)
 Sales of available-for-sale securities.........    44,884     15,789    43,763
 Maturities of investment securities............   222,751     24,383     5,846
 Purchases of property and equipment............   (43,188)   (37,824)  (45,172)
 Proceeds from the sale of discontinued
  operations....................................       --      17,500       --
 Purchased and developed software...............   (90,894)   (63,781)  (42,354)
 Payments for acquisitions......................   (55,132)   (19,338)  (18,095)
 Other assets...................................    (1,366)    (1,598)   (4,038)
                                                  --------  ---------  --------
     Net cash used in investing activities......  (194,749)  (156,292) (115,238)
                                                  --------  ---------  --------
Cash flows from financing activities:
 Proceeds from issuance of common stock, net of
  issuance costs................................       --         --     49,973
 Proceeds from issuance of convertible notes,
  net of issuance costs.........................       --     144,967   110,783
 Proceeds from exercise of stock options and
  Stock Purchase Plan...........................    59,588     23,196     6,944
 Proceeds from borrowings.......................       --         --      1,465
 Payments on borrowings.........................    (3,690)    (5,189)  (10,404)
 Other..........................................       --        (487)   (1,109)
                                                  --------  ---------  --------
     Net cash provided by financing activities..    55,898    162,487   157,652
                                                  --------  ---------  --------
Adjustment to conform fiscal years of pooled
 businesses.....................................      (385)    (1,074)     (140)
                                                  --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents....................................   (43,099)    54,363    29,669
Cash and cash equivalents at beginning of year..   233,024    178,661   148,992
                                                  --------  ---------  --------
Cash and cash equivalents at end of year........  $189,925  $ 233,024  $178,661
                                                  ========  =========  ========

          See accompanying notes to consolidated financial statements.

            PLATINUM technology International, inc. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

 Nature of Operations

   PLATINUM technology International, inc. and its subsidiaries (collectively, the "Company" or "PLATINUM") develop, market and support software products, and provide related professional services, that help organizations manage and improve their information technology ("IT") infrastructures, which consist of data, systems and applications. The Company's products and services help IT departments, primarily in large and data-intensive organizations, minimize risk, improve service levels and leverage information to make better business decisions. The Company's products typically perform fundamental functions such as automating operations, maintaining the operating efficiency of systems and applications and ensuring data access and integrity. The Company markets and supports its products and services principally through its own sales organization, including an international network of wholly-owned subsidiaries. Throughout 1998, the Company's software segment was organized into four business units consisting of database management, systems management, application infrastructure management, and data warehousing and decision support.

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

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

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

   On January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which specifies the criteria that must be met for recognizing revenues from software sales. The adoption of SOP 97-2 in 1998 has not had a material impact on the Company's financial position or results of operations.

            PLATINUM technology International, inc. AND SUBSIDIARIES

 Cash Equivalents and Investment Securities

   Cash equivalents are comprised of highly liquid investments with original maturities of three months or less. Investment securities consist primarily of corporate bonds with original maturities of less than one year, mortgage-backed and other asset-backed securities with original maturities generally ranging from three to thirty years, and marketable equity securities. The Company classifies its investment securities as either available-for-sale or trading and reports them at fair value. The consolidated financial statements reflect investment securities classified as held-to-maturity which were acquired through the Company's acquisition of Mastering, Inc. ("Mastering"), as discussed in Note 2.

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

 Excess of Cost Over Net Assets Acquired

   Excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited, generally seven to 15 years. Adjustments to the carrying value of excess of cost over net assets acquired are made if the sum of expected future net cash flows from the business acquired is less than book value.

 Income Taxes

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their

            PLATINUM technology International, inc. AND SUBSIDIARIES respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period of enactment.

 Fair Value of Financial Instruments and Long-Lived Assets

   The Company has reviewed the following financial instruments and determined that their fair values approximated their carrying values as of December 31, 1998 and 1997: cash and cash equivalents; trade and installment receivables; accrued interest and other current assets; refundable income taxes; acquisition-related payables; accounts payable and other accrued liabilities; and long-term obligations, excluding convertible subordinated notes. Investment securities are discussed in Note 3, and convertible subordinated notes are discussed in Note 12.

   On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 1998 are recoverable in future periods.

 Earnings Per Share

   In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which established new methods for computing and presenting earnings per share ("EPS") and replaced the presentation of primary and fully-diluted EPS with basic ("Basic") and diluted EPS. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents. Because the Company reported a net loss for the years ended December 31, 1998, 1997 and 1996, per share amounts have been presented under the Basic method only.

   Had the Company reported net income for the years ended December 31, 1998, 1997 and 1996, the weighted average number of shares outstanding would have potentially been diluted by the following common equivalent securities (not including the effects of applying the treasury stock method to outstanding stock options or the if-converted method to convertible securities):

                                                 1998       1997       1996
                                              ---------- ---------- ----------
   Stock options............................. 21,157,000 15,699,000 14,151,000
   Convertible subordinated notes (November
    1996)....................................  8,240,000  8,243,000    962,000
   Convertible subordinated notes (December
    1997)....................................  4,161,000    231,000        --
   Preferred stock (January 1998)............  1,705,000        --         --
                                              ---------- ---------- ----------
                                              35,263,000 24,173,000 15,113,000
                                              ========== ========== ==========

   Additionally, net income applicable to common stockholders for the years ended December 31, 1998, 1997 and 1996 would have been increased by adding back interest expense, net of income taxes, related to the convertible subordinated notes of $11,994,000, $5,870,000 and $501,000, respectively.

 Foreign Currency Translation and Transactions

   The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, assets and liabilities are translated into U.S. dollars

            PLATINUM technology International, inc. AND SUBSIDIARIES using current exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the year. Translation adjustments arising from differences in exchange rates are included as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations.

 Derivative Financial Instruments

   In the ordinary course of business, the Company enters into forward exchange contracts to minimize the short-term impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward contracts designated and effective as hedges of firm commitments are treated as hedges.

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

 Stock-Based Compensation

   On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize the compensation expense associated with the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures as if the fair value method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

 Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

   On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The Company sells installment receivables to third party finance companies in the normal course of business. During 1998, all such transactions were accounted for as sales in accordance with SFAS No. 125.

 Supplemental Cash Flow Disclosure

   Income tax refunds received by the Company amounted to $445,000, $524,000 and $307,000 in 1998, 1997 and 1996, respectively. Cash paid for income taxes in 1998, 1997 and 1996 was $1,180,000, $2,877,000 and $3,642,000, respectively.
Cash paid for interest in 1998, 1997 and 1996 was $18,101,000, $8,603,000 and
$1,206,000, respectively.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the 1998 presentation.

            PLATINUM technology International, inc. AND SUBSIDIARIES

2. Acquisitions

 Poolings of Interests

   On February 8, 1996, the Company acquired all of the outstanding capital stock of Prodea Software Corporation ("Prodea"), a leading provider of data warehousing and business intelligence tools, in exchange for 2,126,913 shares of the Company's Common Stock, $.001 par value ("Common Stock"), which had a market value based upon the trading price of the Common Stock on the Nasdaq National Market ("Market Value") of approximately $36,000,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 212,427 shares of Common Stock.

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

   On April 21, 1998, the Company acquired all of the outstanding capital stock of Mastering, a leading provider of information technology training, in exchange for 6,497,094 shares of Common Stock, which had a Market Value of approximately $168,100,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 2,193,219 shares of Common Stock.

   On May 12, 1998, the Company acquired all of the outstanding capital stock of Learmonth and Burchett Management Systems Plc ("LBMS"), a leading provider of process management solutions, in exchange for 2,775,897 shares of Common Stock, which had a Market Value of approximately $71,900,000 at the time of the acquisition. In addition, the Company exchanged options to purchase 430,737 shares of Common Stock for outstanding LBMS stock options.

   On May 28, 1998, the Company acquired all of the outstanding capital stock of Logic Works, Inc. ("Logic Works"), a leading provider of data modeling tools, in exchange for 7,466,981 shares of Common Stock, which had a Market Value of approximately $198,342,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 1,160,609 shares of Common Stock.

   Each of the aforementioned transactions was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated as if the combining companies had been combined for all

            PLATINUM technology International, inc. AND SUBSIDIARIES periods presented. Merger costs relating to the acquisitions consummated in 1998, 1997 and 1996 amounted to $40,065,000, $8,927,000 and $5,782,000, respectively, of which $15,147,000 was included in other accrued liabilities at December 31, 1998 and $4,281,000 was included in other accrued liabilities at December 31, 1997. These costs included investment banking and other professional fees, write-downs of certain assets, employee severance payments, costs of closing excess office facilities and various other expenses.

   The following information reconciles total revenues and net loss of the Company as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 with the amounts presented in the accompanying consolidated statements of operations for the years ended December 31, 1997 and 1996 as well as the separate results of operations for the year ended December 31, 1998 of Mastering, LBMS and Logic Works during the period preceding their acquisition.

                                      1998                      1997               1996
                         ------------------------------- ------------------  -----------------
                                         Pre-acquisition             Net
                         Pre-acquisition    net income              income
                            revenues          (loss)     Revenues   (loss)   Revenues Net loss
                         --------------- --------------- -------- ---------  -------- --------
                                                    (in thousands)
PLATINUM(1).............         N/A             N/A     $623,503 $(117,784) $468,065 $(64,922)
Mastering...............     $13,428         $(5,078)      40,966     2,581    21,018   (2,892)
LBMS....................       5,981            (865)      23,897     4,469    21,861  (16,318)
Logic Works.............      21,191             575       50,514     4,606    42,540   (3,062)
                                                         -------- ---------  -------- --------
  Total.................         N/A             N/A     $738,880 $(106,128) $553,484 $(87,194)
                                                         ======== =========  ======== ========

--------
(1) Represents the historical results of the Company without considering the effect of the poolings of interests consummated during 1998. All merger costs are reflected in the historical results of the Company.

   The consolidated statement of operations for the year ended December 31, 1997 includes LBMS' operating results for the twelve months ended January 31, 1998. The consolidated statement of operations for the year ended December 31, 1996 includes LBMS' operating results for the twelve months ended April 30, 1997. Due to non-conforming reporting periods of the Company and LBMS, LBMS' operating results for the three months ended April 30, 1997, consisting of revenues of $6,188,000 and net income of $1,074,000, have been included in both the 1997 and 1996 consolidated statements of operations of the Company.

   The consolidated statement of operations for the year ended December 31, 1996 includes ATR's operating results for the twelve months ended December 31, 1996. The consolidated statement of operations for the year ended December 31, 1995 includes ATR's operating results for the twelve months ended June 30, 1996. Due to non-conforming reporting periods of the Company and ATR, ATR's operating results for the six months ended June 30, 1996, consisting of revenues of $5,061,000 and net income of $140,000, have been included in both the 1996 and 1995 consolidated statements of operations of the Company.

   During 1996, the Company consummated an immaterial acquisition accounted for as a pooling of interests. The Company did not restate the consolidated financial statements to reflect the results of this entity for the periods preceding the acquisition. As a result, the retained earnings of this entity were recorded as of the acquisition date, causing a $45,000 reduction to the Company's accumulated deficit in 1996. This adjustment is reflected in the consolidated statements of stockholders' equity.

   During 1997, the Company consummated an immaterial acquisition accounted for as a pooling of interests. The Company acquired all of the outstanding capital stock of Vayda Consulting, Inc. ("Vayda"), a leading provider of information technology consulting services, in exchange for 580,231 shares of Common Stock, which had a Market Value of approximately $15,300,000 at the time of the acquisition. In addition, the

            PLATINUM technology International, inc. AND SUBSIDIARIES

Company assumed stock options which converted into options to purchase 67,937 shares of Common Stock. The Company did not restate the consolidated financial statements to reflect the results of Vayda for the periods preceding the acquisition. As a result, the retained earnings of Vayda were recorded as of the acquisition date, causing a $1,014,000 reduction to the Company's accumulated deficit in 1997. This adjustment is reflected in the consolidated statement of stockholders' equity.

   During the second quarter of 1998, the Company consummated an immaterial acquisition accounted for as a pooling of interests. The Company acquired all of the outstanding capital stock of Vivid Studios Inc. ("Vivid"), a leading developer of internet commerce web sites, in exchange for 204,173 shares of Common Stock, which had a Market Value of approximately $5,400,000 at the time of the acquisition. In addition, the Company assumed stock options which converted into options to purchase 77,267 shares of Common Stock. The Company did not restate the consolidated financial statements to reflect the results of Vivid for the periods preceding the acquisition. As a result, the retained earnings of Vivid were recorded as of the acquisition date, causing a $3,522,000 addition to the Company's accumulated deficit in 1998. This adjustment is reflected in the consolidated statements of stockholders' equity.

 Purchase Transactions

   The Company has also made a number of acquisitions that have been accounted for under the purchase method. Accordingly, purchase prices have been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Amounts allocated to acquired in-process technology have been expensed at the time of acquisition. Excess of cost over net assets acquired is amortized on a straight-line basis over the expected period to be benefited, generally seven to 15 years. The consolidated statements of operations reflect the results of operations of the purchased companies since the effective dates of the acquisitions.

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

   The acquired technologies represent unique and emerging technologies, the application of which is limited to the Company's IT infrastructure strategy. Accordingly, these acquired technologies have no alternative future use other than the use for which the technologies were designed.

   Effective January 1996, the Company acquired all of the outstanding capital stock of Advanced Systems Technologies, Inc. ("AST"), a leading developer of performance management tools, in exchange for approximately $445,000 in cash plus 344,640 shares of Common Stock, which had a Market Value of approximately $5,800,000 at the time of the acquisition.

   Effective July 1996, the Company acquired all of the outstanding capital stock of Software Alternatives, Inc. (d/b/a System Software Alternatives) ("Software Alternatives"), a leading provider of production

            PLATINUM technology International, inc. AND SUBSIDIARIES scheduling software, for approximately $1,900,000. Also effective July 1996, the Company acquired all of the outstanding capital stock of Grateful Data, Inc. (d/b/a TransCentury Data Systems) ("Grateful Data"), a Year 2000 solution provider, for $100,000 in cash plus 333,333 shares of Common Stock, which had a Market Value of approximately $4,000,000 at the time of the acquisition.

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

   In June 1998, the Company acquired all the outstanding common stock of Geneva Software, Inc. ("Geneva Software"), a leading provider of network management tools, in exchange for 920,615 shares of Common Stock, which had a Market Value of approximately $21,700,000 at the time of the acquisition.

   In June 1998, the Company acquired all the outstanding capital stock of Systems Management Inc. ("SMS"), a provider of mainframe asset management and cost modeling tools, in exchange for approximately $5,500,000.

            PLATINUM technology International, inc. AND SUBSIDIARIES

   In June 1998, the Company acquired all the outstanding capital stock of ICON Computing, Inc. ("ICON"), a provider of modeling technologies, in exchange for 142,570 shares of Common Stock, which had a Market Value of approximately $5,900,000 at the time of the acquisition.

   In June 1998, the Company acquired all the assets of Ergondata Do Brasil LTDA and Senior Consultores Associados LTDA, (collectively "Brazil Acquisitions"), providers of consultancy services relating to the installation and maintenance of specialized computer systems, in exchange for 138,632 shares of Common Stock, which had a market value of approximately $3,600,000 at the time of the acquisition, and approximately $300,000, plus contingent consideration of approximately $3,100,000, as specified in the acquisition agreement.

   In October 1998, the Company purchased substantially all the assets of OpenDirectory Pty Limited and OpenDirectory, Inc. (collectively "OpenDirectory"), providers of enterprise-wide directory service and software solutions, for approximately $25,000,000. The Company may be required to make additional payments of up to $10,000,000 over a period of less than two years, contingent upon the operating results of OpenDirectory during this period.

   During 1998, the Company also acquired eight other software businesses and product technologies, in transactions accounted for as purchases, for an aggregate purchase price of approximately $16,600,000.

   The following summary presents information concerning the purchase price allocations for the acquisitions accounted for under the purchase method during 1998.

                                         In-process
                                          research                       Purchase
                               Purchased     and                          price
Company name                   software  development  Goodwill    Other    (1)
------------                   --------- -----------  --------    -----  --------
                                              (in thousands)
Geneva Software...............  $ 1,303    $13,989(2) $ 6,992(2)  $(276) $22,008
SMS...........................      327      4,379        826       207    5,739
ICON..........................      --       5,300        630       150    6,080
Brazil Acquisitions...........      --         --       4,592        33    4,625
OpenDirectory.................   10,258     10,130      4,329        79   24,796
Others........................    2,274      4,120     10,657      (227)  16,824
                                -------    -------    -------     -----  -------
                                $14,162    $37,918    $28,026     $ (34) $80,072
                                =======    =======    =======     =====  =======

--------
(1) Purchase prices include costs associated with the acquisition.
(2) During the fourth quarter of 1998, the Company changed its estimate of allocating purchase price and reduced its acquired in-process technology expense by $4,827,000 and increased goodwill by the same amount.

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

                                                           1998        1997
                                                        ----------  -----------
                                                        (in thousands, except
                                                           per share data)
        Revenues....................................... $  975,694  $   748,425
        Net loss.......................................     (1,818)    (104,813)
        Net loss per share.............................      (0.02)       (1.32)

            PLATINUM technology International, inc. AND SUBSIDIARIES

   The Company estimates aggregate payments for acquisition-related payables in connection with the acquisitions described above to be $33,245,000, $3,280,000 and $3,108,000 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 1998 and 1997, $4,229,000 and $6,590,000,
relating to merger costs in connection with the acquisitions described above, were included in other accrued liabilities. These costs included investment banking and other professional fees, write-downs of certain assets, employee severance payments, costs of closing excess office facilities and various other expenses.

   The Company may be required to make additional payments in future years to various former owners of acquired businesses based upon the attainment of certain operating results by such businesses. The amount of these payments was not determinable at December 31, 1998. Additional payments will be charged to excess of cost over net assets acquired, compensation expense or recorded as an adjustment to the respective purchase price in the periods in which such payments are determinable.

3. Investment Securities

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities as of December 31, 1998 were as follows:

                                             December 31, 1998
                                        ----------------------------
                                            Gross         Gross
                              Amortized  unrealized     unrealized
                                cost    holding gains holding losses Fair value
                              --------- ------------- -------------- ----------
                                               (in thousands)
Current:
  Available-for-sale--
    U.S. Government
     securities and
     agencies................ $  1,010      $--          $    (6)     $ 1,004
    State and municipal
     bonds...................      225       --              (20)         205
    Corporate bonds..........   40,848       --             (162)      40,686
    Marketable equity
     securities..............   23,909       --           (3,823)      20,086
    Other....................   15,000       --              --        15,000
                              --------      ----         -------      -------
                              $ 80,992      $--          $(4,011)     $76,981
                              ========      ====         =======      =======
Non-current:
  Available-for-sale--
    U.S. Government
     securities and
     agencies................ $  2,031      $--          $    (2)     $ 2,029
    State and municipal
     bonds...................      403        36             --           439
    Corporate bonds..........    9,039       --             (145)       8,894
    Mortgage-backed
     securities..............    8,868         7             (53)       8,822
    Other....................   14,975        22             (15)      14,982
                              --------      ----         -------      -------
                              $ 35,316      $ 65         $  (215)     $35,166
                              ========      ====         =======      =======

            PLATINUM technology International, inc. AND SUBSIDIARIES

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses and aggregate fair value of investment securities as of December 31, 1997 were as follows:

                                             December 31, 1997
                                        ----------------------------
                                            Gross         Gross
                              Amortized  unrealized     unrealized
                                cost    holding gains holding losses Fair value
                              --------- ------------- -------------- ----------
                                               (in thousands)
Current:
  Available-for-sale--
    U.S. Government
     securities and
     agencies................ $  9,395     $    25        $ --        $ 9,420
    State and municipal
     bonds...................   10,294          16          (36)       10,274
    Corporate bonds..........   15,208          26           (7)       15,227
    Marketable equity
     securities..............    3,675      13,770          --         17,445
                              --------     -------        -----       -------
                                38,572      13,837          (43)       52,366
                              --------     -------        -----       -------
  Trading securities--
    Marketable equity
     securities..............    4,338      13,867         (351)       17,854
  Held-to-maturity--
    U.S. Government
     securities and
     agencies................    9,479          15          --          9,494
                              --------     -------        -----       -------
                              $ 52,389     $27,719        $(394)      $79,714
                              ========     =======        =====       =======
Non-current:
  Available-for-sale--
    State and municipal
     bonds................... $ 25,498     $    55        $ --        $25,553
  Held-to-maturity--
    U.S. Government
     securities and
     agencies................   19,928          33          --         19,961
                              --------     -------        -----       -------
                              $ 45,426     $    88        $ --        $45,514
                              ========     =======        =====       =======

   The contractual maturities of debt securities at December 31, 1998 were as follows:

                                                                    Fair value
                                                                  --------------
                                                                  (in thousands)
      Due within one year........................................    $56,895
      Due after one year through five years......................     22,403
      Due after five years.......................................     12,763
                                                                     -------
                                                                     $92,061
                                                                     =======

   The Company did not sell available-for-sale securities during 1998. Using the specific identification method, the gross realized gains and gross realized losses on the sale of available-for-sale securities were approximately $44,000 and $0 for the year ended December 31, 1997 and $1,032,000 and $0, respectively, for the year ended December 31, 1996. For the years ended December 31, 1998 and 1997, the Company sold investments classified as trading securities. Gross realized gains and gross realized losses related to these sales were $12,079,000 and $0, respectively, during 1998 and $7,522,000 and $0, respectively, during 1997.

            PLATINUM technology International, inc. AND SUBSIDIARIES

   Certain activity related to investment securities is as follows:

                                                              1998     1997
                                                             -------  -------
                                                             (in thousands)
      Net unrealized holding gains (losses) from available-
       for-sale securities at December 31..................  $(4,161) $14,159
      Unrealized tax benefit (expense).....................    1,975   (5,693)
                                                             -------  -------
      Net of tax...........................................  $(2,186) $ 8,466
                                                             =======  =======
      Balance of securities transferred from available-for-
       sale to trading during the year.....................  $12,623  $24,972
                                                             =======  =======
      Balance of securities transferred from trading to
       available-for-sale during the year..................  $20,234  $   --
                                                             =======  =======

   During 1998 and 1997, the Company reclassified certain available-for-sale securities to trading because the Company intended to sell the securities at various dates in the near future to benefit from increases in the market price of those securities. Unrealized holding gains from reclassified securities of approximately $10,149,000, previously reported as a separate component of stockholders' equity in the amount of $6,089,000 (net of income taxes), were recognized in pre-tax earnings for the year ended December 31, 1998. Unrealized holding gains from reclassified securities of approximately $19,829,000, previously reported as a separate component of stockholders' equity in the amount of $11,897,000 (net of income taxes), were recognized in pre-tax earnings for the year ended December 31, 1997. The Company sold a portion of its trading securities during 1998 and 1997 and consequently reclassified the corresponding unrealized gains to realized gains.

   During 1998, the Company transferred its trading securities to available-for-sale because the Company no longer had the intent to sell such securities in the near future.

4. Property and Equipment

   Property and equipment are summarized as follows:

                                                                 December 31,
                                                               ----------------
                                                                1998     1997
                                                               ------- --------
                                                                (in thousands)
       Land................................................... $ 1,450 $  1,450
       Real Estate............................................      98       98
       Buildings..............................................   1,705
       Furniture and fixtures.................................  27,910   36,309
       Computers and software.................................  79,498   75,171
       Transportation.........................................  12,126   11,497
       Leasehold improvements.................................  36,756   28,810
                                                               ------- --------
                                                               159,543  153,335
       Less accumulated depreciation and amortization.........  60,346   61,170
                                                               ------- --------
                                                               $99,197 $ 92,165
                                                               ======= ========

            PLATINUM technology International, inc. AND SUBSIDIARIES

5. Purchased and Developed Software

   Purchased and developed software consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
       Purchased software.................................... $ 57,585 $ 48,156
       Software development costs............................  203,343  141,835
                                                              -------- --------
                                                               260,928  189,991
       Less accumulated amortization.........................   78,669   72,778
                                                              -------- --------
                                                              $182,259 $117,213
                                                              ======== ========

   During the years ended December 31, 1998, 1997 and 1996, $90,894,000, $62,504,000 and $38,555,000, respectively, of software development costs were capitalized. The Company recognized amortization expense applicable to internally developed capitalized software of $30,551,000, $21,361,000 and $11,309,000 during 1998, 1997 and 1996, respectively. The Company recognized amortization expense applicable to purchased software of $11,564,000, $9,588,000 and $6,497,000 during 1998, 1997 and 1996, respectively. During
1998, the Company retired $29,386,000 in software development costs and related accumulated amortization. During 1997, the Company wrote-off $10,214,000 of capitalized software development costs and $1,450,000 of purchased software related to the restructuring plan executed in May 1997.

6. Installment Accounts Receivable

   Installment accounts receivable consist of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
                                                               (in thousands)
      Current installment receivables.......................  $ 52,498  $42,753
      Allowance for uncollectible amounts...................      (526)    (878)
      Deferred maintenance fees.............................    (2,717) (10,124)
      Unamortized discounts.................................    (3,687)  (1,708)
                                                              --------  -------
                                                              $ 45,568  $30,043
                                                              ========  =======
      Non-current installment receivables...................  $103,577  $58,889
      Allowance for uncollectible amounts...................    (1,374)  (1,616)
      Deferred maintenance fees.............................   (33,993) (27,603)
      Unamortized discounts.................................       --    (7,758)
                                                              --------  -------
                                                              $ 68,210  $21,912
                                                              ========  =======

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

            PLATINUM technology International, inc. AND SUBSIDIARIES

   Proceeds from the sale of installment receivables for 1998, 1997 and 1996 were approximately $319,782,000, $206,916,000 and $129,328,000, respectively.
There were no accounts receivable sold with recourse for the years ended December 31, 1998 and 1997. As of December 31, 1998 and 1997, there were no potential recourse obligations for accounts receivable sold with recourse previous to 1997.

   The Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Based on the terms of that agreement, potential recourse obligations at December 31, 1998 were approximately $20,000,000. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and does not expect the potential liability to have a material adverse effect on the Company's future results of operations.

7. Employee Benefit Plans

   The Company has various defined contribution retirement plans (401(k) and profit sharing) for qualified employees. Employer contributions made under the plans totaled $4,766,000, $1,846,000 and $1,189,000 in 1998, 1997 and 1996,
respectively.

8. Lines of Credit

   At December 31, 1998, the Company had an unsecured bank line of credit for an aggregate of $65,000,000, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1.25% to the bank's prime rate. This line of credit is subject to limitations based upon certain financial covenants. At December 31, 1998, there were no borrowings outstanding under this line of credit. Additionally, the Company has a line of credit with a Japanese bank for approximately $2,152,000 (based upon current exchange rates), under which borrowings bear interest at a rate of 2.125%. As of December 31, 1998, the Company had outstanding borrowings of approximately $1,197,000 under this line of credit.

   At December 31, 1998, the Company had aggregate letters of credit outstanding for approximately $6,383,000, with expiration dates ranging from February 1999 to April 2000. These letters of credit reduce the balance available under the lines of credit.

9. Stock Options and Employee Stock Purchase Plan

   As of December 31, 1998, the Company had seven stock option plans, which are described below, as well as several plans that have been assumed pursuant to acquisitions. The Company applies APB Opinion No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its employee stock purchase plan (the "Stock Purchase Plan").

   Had compensation cost for the Company's stock option plans and the Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below for the years ended December 31, 1998, 1997 and 1996:

                                          1998          1997           1996
                                      ------------  -------------  ------------
                                       (in thousands, except per share data)
      Net loss:
        As reported.................. $     (2,468) $    (106,128) $    (87,194)
        Pro forma....................      (30,124)      (120,149)      (95,432)
      Net loss per share
        As reported.................. $      (0.03) $       (1.36) $      (1.21)
        Pro forma....................        (0.36)         (1.54)        (1.33)

            PLATINUM technology International, inc. AND SUBSIDIARIES

   Under SFAS No. 123, the pro forma compensation expense related to the Company's stock option plans and Stock Purchase Plan, before effects for income taxes, was approximately $46,500,000, $23,575,000 and $13,775,000 in 1998, 1997
and 1996, respectively.

   Excluding stock option plans assumed pursuant to acquisitions, the Company has seven stock option plans ("Company Plans"). The Employee Incentive Compensation Plan, 1994 Stock Incentive Plan, 1991 Option Plan, 1989 Option Plan and the 1998 Broad Based Option Plan provide for the granting of options to employees for up to an aggregate of 36,160,000 shares. The Chief Executive Option Plan provides for the granting of options for up to 1,600,000 shares to the Company's Chief Executive Officer and President. Under the Directors' Option Plan, the Company may grant options for up to 500,000 shares to non-employee directors.

   In general, the options granted under the Company Plans, excluding the Directors' Option Plan, during 1998, 1997 and 1996, have similar provisions. Under these plans, the Company has granted both non-qualified and incentive stock options, with the exception of the 1998 Broad Based Plan which granted only non-qualified stock options. Options granted under the Company Plans, excluding the Directors' Option Plan, have an exercise price equal to the closing market price of the Company's stock on the date of grant, have a legal life of ten years, and typically vest in equal annual installments over a four-year period beginning one year from the date of grant. Certain options granted prior to 1995 have a legal life of fifteen years. The specific provisions of any grant are determined by the Compensation Committee of the Board of Directors or another designated committee.

   Under the Directors' Option Plan, only non-qualified options have been granted. These options have an exercise price equal to the closing market price of the Company's stock on the date of grant and have a legal life of ten years. The options granted in 1995 under this plan vested immediately, while those granted in 1996, 1997 and 1998 vest annually over a three-year period beginning one year from the date of grant.

   As discussed in Note 2, the Company has assumed various option grants related to certain acquisitions. The assumption of these option grants resulted in the deemed issuance by the Company of options for 3,861,832, 1,603,835 and 1,723,316 shares in 1998, 1997 and 1996, respectively. The options assumed reflect outstanding options at the time of acquisition. The provisions of the assumed options are generally the same as those provided for in the original option agreements.

   In 1996, the Company began offering the Stock Purchase Plan to its employees who work more than 20 hours per week. Under this plan, the Company is authorized to issue up to 5,000,000 shares (excluding shares assumed to be issued pursuant to acquisitions) of Common Stock. Under terms of the Stock Purchase Plan and current policies of the administrative committee, employees may elect each year to withhold between one and 50 percent of their cash compensation through regular payroll deductions to purchase Common Stock, subject to Internal Revenue Service limitations. The purchase price of the stock is 85 percent of the lower of the price at the grant date, which is the beginning of the plan year (March 1, or September 1 for employees with a start date between March 1 and August 31) or the exercise date, which is the end of each plan quarter (February 28, May 31, August 31 and November 30). As of December 31, 1998, approximately 59% of eligible employees were participating in the Stock Purchase Plan. Under the Stock Purchase Plan, the Company sold 1,585,766, 985,755 and 281,725 shares to employees in 1998, 1997 and 1996, respectively (including amounts relating to acquired companies).

   The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for stock option grants in 1998, 1997 and 1996, respectively: weighted average option price, which equals the fair market value at date of grant, of $20.24, $14.96 and $14.24; expected dividend yields of 0% for all years; expected volatility of 64%, 61% and 55%; risk-free

           PLATINUM technology International, inc. AND SUBSIDIARIES interest rates of 4.66%, 5.66% and 6.37%; and an expected life of five years for all years. The fair value of the employees' purchase rights pursuant to the Stock Purchase Plan are estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for purchase rights granted in 1998, 1997 and 1996, respectively: average fair market value of $22.67, $13.75 and $10.75; average option price of $15.36, $11.69 and
$9.14; expected dividend yield of 0% for each year; expected volatility of 64%, 61% and 55%; average risk-free interest rate of 4.69%, 5.52% and 5.42%; and expected life of three months for each year.

   Stock option plan activity during the years ended December 31, 1998, 1997 and 1996 was as follows:

                                 1998                 1997                 1996
                          -------------------- -------------------- --------------------
                                      Weighted             Weighted             Weighted
                                      average              average              average
                                      exercise             exercise             exercise
Fixed Options               Shares     price     Shares     price     Shares     price
-------------             ----------  -------- ----------  -------- ----------  --------
Outstanding at beginning
 of year................  15,698,813   $13.21  14,150,997   $11.99  11,477,651   $10.71
Granted.................   9,368,526    20.24   4,993,131    14.96   5,022,673    14.24
Exercised...............  (3,096,535)   11.01  (1,850,215)   11.55  (1,446,151)   11.16
Canceled................    (814,071)   19.55  (1,595,100)    9.70    (903,176)    9.61
                          ----------           ----------           ----------
Outstanding at end of
 year...................  21,156,733    16.45  15,698,813    13.21  14,150,997    11.99
                          ==========           ==========           ==========
Options exercisable at
 year-end...............   8,748,251            7,298,672            6,891,404
                          ==========           ==========           ==========
Weighted-average fair
 value of options
 granted during the
 year...................  $    11.76           $     9.68           $     6.94

   The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                               Options
                           Options outstanding               exercisable
                          ----------------------          ------------------
                                      Weighted
                                       average   Weighted           Weighted
                                      remaining  average            average
        Range of          Number of  contractual exercise Number of exercise
      Exercise prices       shares      life      price    shares    price
      ---------------     ---------- ----------- -------- --------- --------
      $ 0.0025--$10.8750   2,820,916    5.48      $ 8.14  2,259,891  $ 7.78
      $10.8900--$13.6250   4,463,064    6.99      $12.89  2,391,628  $12.84
      $13.7000--$17.6660   5,266,883    8.39      $14.73  2,406,730  $14.91
      $17.6875--$21.5000   3,738,917    8.32      $19.04  1,359,159  $18.98
      $21.5625--$36.4026   4,866,953    9.20      $24.40    330,843  $29.04
                          ----------                      ---------
                          21,156,733    7.88      $16.45  8,748,251  $13.67
                          ==========                      =========

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

            PLATINUM technology International, inc. AND SUBSIDIARIES

   As of December 31, 1998, the Company had reserved 1,768,421 shares of its authorized Common Stock to be issued upon conversion of the Preferred Stock.

11. Income Taxes

   Income (loss) from continuing operations before income taxes for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                    1998      1997      1996
                                                   -------  --------  --------
                                                        (in thousands)
      U.S........................................  $24,290  $(98,309) $(74,457)
      Non-U.S....................................    6,280    16,665   (19,077)
                                                   -------  --------  --------
        Total....................................  $30,570  $(81,644) $(93,534)
                                                   =======  ========  ========

   Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                    1998      1997      1996
                                                   -------  --------  --------
                                                        (in thousands)
      Current:
        Federal..................................  $   --   $  3,939  $  1,562
        State....................................    1,041     1,159       336
        Foreign..................................    3,994     2,309     1,987
      Deferred:
        Federal..................................   25,613    22,221    (9,458)
        State....................................    2,390    (3,539)   (4,179)
        Foreign..................................      --     (2,630)      --
                                                   -------  --------  --------
                                                   $33,038  $ 23,459  $ (9,752)
                                                   =======  ========  ========

   The reconciliation of income taxes computed using the Federal statutory rate of 35% to the income tax provision is as follows for the years ended December
31, 1998, 1997 and 1996:

                                                    1998      1997      1996
                                                   -------  --------  --------
                                                        (in thousands)
      Income tax computed at statutory rate......  $10,700  $(28,576) $(32,737)
      State income taxes, net of Federal tax
       expense (benefit).........................    3,431    (2,532)   (3,693)
      Research and experimentation credits.......   (3,540)   (3,882)   (1,720)
      Foreign tax credit.........................     (181)     (117)      (59)
      Foreign taxes..............................      965     1,271       751
      Foreign sales corporation..................   (1,553)     (557)   (1,036)
      Municipal bond interest....................     (211)      (80)     (289)
      Stock acquisitions.........................    8,284     9,953     6,281
      Nondeductible merger costs.................    5,799       730     2,414
      Change in valuation allowance..............    7,750    43,365    18,490
      Other......................................    1,594     3,884     1,846
                                                   -------  --------  --------
      Effective tax..............................  $33,038  $ 23,459  $ (9,752)
                                                   =======  ========  ========

            PLATINUM technology International, inc. AND SUBSIDIARIES

   The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                      1998       1997
                                    ---------  ---------
                                      (in thousands)
      Deferred tax assets:
        Deferred revenue..........  $   9,138  $   5,895
        Allowance for doubtful
         accounts.................      1,558        670
        Net operating loss
         carryforwards............    135,058    125,005
        Foreign net operating
         losses...................      2,630      2,630
        General business, AMT and
         state tax credits........      9,927     13,981
        Foreign tax credits.......        647        952
        Accrued expenses and
         reserves.................      8,961     13,031
        Rent abatement............      2,726      2,471
        Other.....................     11,844     10,098
                                    ---------  ---------
          Total gross deferred tax
           assets.................    182,489    174,733
        Less valuation allowance..   (121,683)  (113,933)
                                    ---------  ---------
          Net deferred tax
           assets.................     60,806     60,800
                                    ---------  ---------
      Deferred tax liabilities:
        Capitalized software,
         net......................     61,252     36,420
        Installment sales.........        --         819
        Unrealized gain on
         marketable equity
         securities...............      4,815     11,161
        Other.....................        --       1,502
                                    ---------  ---------
          Total gross deferred tax
           liabilities............     66,067     49,902
                                    ---------  ---------
          Net deferred tax asset
           (liability)............  $  (5,261) $  10,898
                                    =========  =========

   The net change in the valuation allowance during 1998, 1997 and 1996 was an increase of $7,750,000, $43,365,000 and $18,490,000, respectively.

   The Company has reduced gross deferred tax assets by a valuation allowance to reflect the estimated amount of deferred tax assets which will, more likely than not, be realized. The net deferred tax asset at December 31, 1998 reflects management's estimate of the amount that will be realized as a result of future profitability. The amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

   At December 31, 1998, the Company had approximately $333,270,000 of net operating loss carryforwards and $10,574,000 of tax credit carryforwards, which are available to reduce future Federal income taxes, if any. The net operating loss carryforwards expire between 2004 and 2018. The tax credit carryforwards expire between 2002 and 2018. The Company's ability to utilize the net operating loss carryforwards and available tax credits may be limited due to changes in ownership as a result of business combinations.

12. Convertible Subordinated Notes

   In November 1996, the Company issued $115,000,000 of convertible subordinated notes (the "1996 Notes") due November 15, 2001, bearing interest at 6.75% annually. Interest is payable semi-annually on May 15 and November 15. The holders of the Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve-month period commencing November 15, 1999 at 102.7% of their principal amount and during the twelve-month period commencing November 15, 2000

            PLATINUM technology International, inc. AND SUBSIDIARIES at 101.35% of their principal amount. During 1998 and 1997, $36,000 and $10,000, respectively, of the 1996 Notes were converted to Common Stock. As of December 31, 1998, $114,954,000 of the 1996 Notes were outstanding.

   The Company estimated the fair value of the 1996 Notes as of December 31, 1998 and 1997 at approximately $170,132,000 and $236,879,000, respectively, based upon their trading price on the Nasdaq SmallCap Market on that date.

   In December 1997, the Company issued $150,000,000 of convertible subordinated notes (the "1997 Notes") due December 15, 2002, bearing interest at 6.25% annually. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 1998. The holders of the 1997 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time during the twelve-month period commencing December 15, 2000 at 102.5% of their principal amount and during the twelve-month period commencing December 15, 2001 at 101.25% of their principal amount. As of December 31, 1998, $150,000,000 of the 1997 Notes were outstanding.

   The Company estimated the fair value of the 1997 Notes as of December 31, 1998 and 1997 at approximately $131,820,000 and $159,375,000, respectively, based upon their bid price in the convertible debentures market on that date.

   For the years ended December 31, 1999, 2000, 2001 and 2002, aggregate annual maturities of the 1996 Notes and the 1997 Notes are $0, $0, $114,954,000 and $150,000,000, respectively.

13. Restructuring

   In August 1996, the Company's wholly-owned subsidiary, LBMS (acquired as of May 12, 1998), executed a plan to restructure its operations. During the second half of 1996, LBMS recorded a restructuring charge of $14,109,000, net of $3,512,000 in sublease rentals and recoveries from the sale of a product line. The restructuring charge was comprised primarily of abandoned lease costs, severance and other personnel costs and write-offs of excess equipment and other assets. During 1997, LBMS recorded a restructuring benefit of $1,490,000 related to sublease rental activity. This benefit was offset against the Company's restructuring charge recorded in 1997, as discussed below.

   In the fourth quarter of 1996, the Company's wholly-owned subsidiary, Logic Works (acquired as of May 28, 1998), implemented a restructuring plan to streamline its operations by reducing its workforce, consolidating and reorganizing certain operations and writing off certain fixed assets and other impaired assets. The plan included the closing and moving of several offices and the termination of approximately 25 employees across all departments. Logic Works recorded a charge of $2,203,000 relating to this restructuring.

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

   The Company recorded a restructuring charge of $57,319,000 during the second quarter of 1997 related to the restructuring plan. The restructuring charge included the following expenses: facility-related costs, including

            PLATINUM technology International, inc. AND SUBSIDIARIES a reserve for estimated lease obligations associated with the closing of office facilities; write-offs of excess equipment, furniture and fixtures; write-offs of capitalized software costs and other intangible assets related to the termination of development efforts for certain discontinued products, as well as penalties for the cancellation of distributorship agreements for such products; and severance and other employee-related costs of the terminated staff.

   During 1998, the Company recognized a restructuring benefit of $10,964,000 related to the Company's occupation of previously vacated facilities and the relief of obligations under cancelled lease agreements, as well as sublease rental activity. This restructuring benefit represents the recovery of certain restructuring charges recorded by the Company in the second quarter of 1997, as discussed above.

   The following table summarizes the Company's restructuring activity for the years ended December 31, 1998 and 1997:

                                                Intangible
                                                assets and
                                                penalties
                                      Severance    for     Property
                             Excess      and    cancelled     and
                           facilities benefits  agreements equipment  Total
                           ---------- --------- ---------- --------- --------
                                             (in thousands)
Total accrued
 restructuring costs at
 December 31, 1996........                                           $ 10,963
                                                                     ========
1997 restructuring
 charges:
  Cash-related charges....  $22,542    $10,364   $ 3,236    $  --    $ 36,142
  Non-cash charges........      --         --     16,177     3,510     19,687
                            -------    -------   -------    ------   --------
                            $22,542    $10,364   $19,413    $3,510     55,829
                            =======    =======   =======    ======
Payments made in 1997...............................................  (17,784)
Write-offs taken in 1997............................................  (19,687)
                                                                     --------
Total accrued restructuring costs at December 31, 1997..............   29,321
Less current portion................................................    7,391
                                                                     --------
Long-term accrued restructuring costs............................... $ 21,930
                                                                     ========
Total accrued restructuring costs at December 31, 1997.............. $ 29,321
Payments made in 1998...............................................  (10,682)
Recoveries incurred in 1998.........................................  (10,964)
                                                                     --------
Total accrued restructuring costs at December 31, 1998..............    7,675
Less current portion................................................    2,390
                                                                     --------
Long-term accrued restructuring costs............................... $  5,285
                                                                     ========

14. Derivative Financial Instruments

   The Company conducts business on a global basis in numerous major international currencies and is, therefore, exposed to adverse movements in foreign currency exchange rates. The Company has established a foreign currency hedging program utilizing forward foreign exchange contracts to reduce certain currency exposures. These contracts hedge exposures associated with nonfunctional currency assets and liabilities denominated in Japanese, Australian, Canadian, numerous Asian and various European currencies. At the present time, the Company hedges only those currency exposures associated with certain nonfunctional currency assets and liabilities resulting from intercompany balances and does not generally hedge anticipated foreign currency cash flows. The Company does not enter into forward exchange contracts for trading purposes.

            PLATINUM technology International, inc. AND SUBSIDIARIES

   Gains and losses on the foreign currency forward exchange contracts are included in other income and offset foreign exchange gains and losses from the revaluation of intercompany balances denominated in currencies other than the functional currency of the reporting entity. The Company's forward contracts generally have original maturities of one month.

   The table below provides information as of December 31, 1998 about the Company's foreign currency forward exchange contracts, including notional values of outstanding forward contracts purchased and sold and the unrealized gains or losses recorded for each contract.

                                              Notional  Notional
                                                value    value      Unrealized
                                              purchased   sold    gains (losses)
                                              --------- --------  --------------
                                                       (in thousands)
      European currencies...................   $6,565   $(16,774)      $(69)
      Asian currencies......................      890     (3,028)        13
      Japanese Yen..........................      --      (3,306)        23
      Australian Dollar.....................      --      (1,811)        (5)
      Canadian Dollar.......................      318        --           2
                                               ------   --------       ----
        Total...............................   $7,773   $(24,919)      $(36)
                                               ======   ========       ====

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

15. Commitments and Contingencies

 Operating Leases

   The Company leases office space and certain computer and telecommunications equipment under long-term lease agreements expiring through the year 2013. Total future minimum lease payments under noncancelable leases are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
        1999.....................................................    $ 57,314
        2000.....................................................      43,821
        2001.....................................................      33,740
        2002.....................................................      27,636
        2003.....................................................      15,142
        Thereafter...............................................      59,621
                                                                     --------
            Total................................................    $237,274
                                                                     ========

   Future minimum lease payments have not been reduced by minimum sublease rentals of $3,429,000 due in the future under noncancelable subleases. Total rent expense under all operating leases, net of insignificant sublease rental income, amounted to $36,801,000, $35,798,000 and $26,116,000 in 1998, 1997 and
1996, respectively.

            PLATINUM technology International, inc. AND SUBSIDIARIES

 Litigation

   The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. Management currently believes the ultimate outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

16. Other Income, Net

   Other income (expense), net, for the years ended December 31, 1998, 1997 and 1996 is comprised of the following:

                                                      1998     1997     1996
                                                    --------  -------  -------
                                                         (in thousands)
Interest income.................................... $ 14,360  $ 9,200  $ 8,691
Interest expense...................................  (17,967)  (9,314)  (2,254)
Foreign exchange gains (losses)....................     (458)     597     (301)
Net realized gains on sales of investments.........   12,079    7,566    1,032
Unrealized gains on marketable equity securities...    2,232   12,590      923
Other..............................................        7     (142)     (16)
                                                    --------  -------  -------
                                                     $10,253  $20,497  $ 8,075
                                                    ========  =======  =======

17. Segment and Geographic Information

   The Company has two reportable segments consisting of software and professional services. The software segment develops, markets, and supports software products. The professional services segment provides professional services related to such software products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Certain expenses of the Company, including special general and administrative charges, restructuring charges, merger costs, and acquired in-process technology, are not allocated to individual segments. The Company does not allocate total assets to its segments.

   The following table presents information about the Company's industry segments for the years ended December 31, 1998, 1997 and 1996:

                                            Professional
                                  Software    Services   Unallocated   Total
                                  --------  ------------ ----------- ---------
                                                (in thousands)
   1998
     Revenues...................  $714,289    $253,917    $     --   $ 968,206
     Amortization of excess cost
      over net assets acquired..   (11,939)        --           --     (11,939)
     Other costs and expenses...  (622,035)   (235,914)     (78,001)  (935,950)
                                  --------    --------    ---------  ---------
     Operating income (loss)....  $ 80,315    $ 18,003    $ (78,001) $  20,317
                                  ========    ========    =========  =========
   1997
     Revenues...................  $550,281    $188,599    $     --   $ 738,880
     Amortization of excess cost
      over net assets acquired..    (6,360)        --           --      (6,360)
     Other costs and expenses...  (517,641)   (170,847)    (146,173)  (834,661)
                                  --------    --------    ---------  ---------
     Operating income (loss)....  $ 26,280    $ 17,752    $(146,173) $(102,141)
                                  ========    ========    =========  =========

            PLATINUM technology International, inc. AND SUBSIDIARIES

                                            Professional
                                  Software    Services   Unallocated   Total
                                  --------  ------------ ----------- ---------
                                                (in thousands)
   1996
     Revenues...................  $403,704    $149,780    $    --    $ 553,484
     Amortization of excess cost
      over net assets acquired..    (5,317)        --          --       (5,317)
     Other costs and expenses...  (430,810)   (145,443)    (73,523)   (649,776)
                                  --------    --------    --------   ---------
     Operating income (loss)....  $(32,423)   $  4,337    $(73,523)  $(101,609)
                                  ========    ========    ========   =========

   The following table presents information about the Company by geographic area for the years ended December 31, 1998, 1997 and 1996. Export sales and certain income and expense items are reported in the geographic area where the final sale is made rather than where the transaction originates.

                                         Domestic   Europe    Other     Total
                                         --------  --------  -------  ---------
                                                   (in thousands)
   1998
     Revenues........................... $691,547  $184,266  $92,393  $ 968,206
     Operating income (loss)............  (39,854)   39,324   20,847     20,317
     Identifiable assets................  916,664   137,891   95,715  1,150,270
   1997
     Revenues...........................  548,845   127,438   62,597    738,880
     Operating income (loss)............ (118,806)    4,934   11,731   (102,141)
     Identifiable assets................  802,949   108,541   61,417    972,907
   1996
     Revenues...........................  399,127   104,633   49,724    553,484
     Operating loss.....................  (82,532)  (13,938)  (5,139)  (101,609)
     Identifiable assets................  614,448    85,288   36,932    736,668

   The revenues and operating income (loss) amounts above exclude the effect of intercompany royalties. The domestic operating losses in 1998, 1997 and 1996 include all merger costs, restructuring charges and acquired in-process technology charges.

   No single customer accounted for 10% or more of total revenues in 1998, 1997 or 1996.

18. Discontinued Operations

   On July 29, 1997, Mastering, a wholly-owned subsidiary of the Company (acquired as of April 21, 1998), announced its intention to dispose of its outdoor media business segment. On September 16, 1997, Mastering sold the assets of its outdoor media business segment for approximately $4,000,000 in cash and approximately $600,000 in notes receivable, resulting in a pre-tax gain of approximately $1,100,000. Mastering approved the disposition of the outdoor media business segment, including a plan for Mastering to identify potential buyers, on May 17, 1997. As a result, the segment is accounted for as a discontinued operation in the consolidated financial statements for all periods presented, with a measurement date of May 17, 1997.

            PLATINUM technology International, inc. AND SUBSIDIARIES

   The following table presents approximate revenues and net income (loss) for the outdoor media business segment for the period of January 1, 1997 to September 16, 1997 and the year ended December 31, 1996:

                                           January 1, 1997 to For the Year Ended
                                           September 16, 1997 December 31, 1996
                                           ------------------ ------------------
                                                      (in thousands)
       Revenues...........................       $2,100             $3,900
       Net income (loss)..................         (200)               500

   Included in the net loss for the period of January 1, 1997 to September 16, 1997 is approximately $200,000 of costs related to the sale of the segment. The net loss for the period of May 18, 1997 to September 16, 1997 was approximately $800,000.

   On July 29, 1997, Mastering announced its intention to dispose of its interactive business segment. On September 26, 1997, Mastering sold the assets of its interactive business segment for $13,500,000 in cash and the right to future payments contingent on the segment's future earnings, resulting in a pre-tax gain of approximately $5,600,000. As result of this transaction, the interactive business segment is accounted for as a discontinued operation in the consolidated financial statements for all periods presented, with a measurement date of July 28, 1997.

   The following table presents approximate revenues and net loss for the interactive business segment for the period of January 1, 1997 to September 26, 1997 and the year ended December 31, 1996:

                                           January 1, 1997 to For the Year Ended
                                           September 26, 1997 December 31, 1996
                                           ------------------ ------------------
                                                      (in thousands)
       Revenues...........................      $13,000            $14,300
       Net loss...........................       (5,100)            (4,100)

   Included in the net loss for the period of January 1, 1997 to September 26, 1997 is approximately $1,500,000 of costs related to the organizational realignment and the sale of the interactive business segment. The net loss for the period of July 29, 1997 to September 26, 1997 was approximately $2,600,000.

   Mastering sold the following assets and was relieved of the following liabilities related to the outdoor media and interactive business segments at their respective sale dates (in thousands):

   Assets:
    Current assets
     Accounts receivable, net........................................... $3,938
     Other current assets...............................................  2,345
                                                                         ------
       Total current assets.............................................  6,283
                                                                         ------
     Property, plant and equipment, net.................................  5,711
     Goodwill and other assets, net.....................................  3,389
                                                                         ------
       Total assets..................................................... 15,383
                                                                         ------

            PLATINUM technology International, inc. AND SUBSIDIARIES

   Liabilities:
    Current liabilities
     Accounts payable..................................................     778
     Accrued liabilities...............................................   1,764
     Other current liabilities.........................................   1,148
                                                                        -------
       Total current liabilities.......................................   3,690
                                                                        -------
     Non-current liabilities...........................................     277
                                                                        -------
       Total liabilities...............................................   3,967
                                                                        -------
   Net assets sold..................................................... $11,416
                                                                        =======

19. Subsequent Events

   Effective January 1, 1999, the Company reorganized its legal structure into a holding company structure, under which the operations of the Company are conducted through direct and indirect wholly-owned subsidiaries. Certain of these subsidiaries, including PLATINUM technology IP, inc. and PLATINUM technology, inc. (collectively, the "Obligor Subsidiaries") commenced substantive operations. The corporate structural changes were made to reflect the Company's global focus and to provide greater operational flexibility, as well as allow for more efficient tax planning in the future. The Obligor Subsidiaries were established with de minimis capitalizations from the Company as of December 31, 1998. The Obligor Subsidiaries are joint and several obligors on the 1996 Notes and the 1997 Notes previously issued by the Company. There are currently no significant restrictions on the Company's ability to obtain funds from the Obligor Subsidiaries.

   On February 22, 1999, the Company announced a restructuring plan to streamline operations, increase profitability, and deliver greater value to customers and shareholders. The Company believes that this restructuring plan will yield approximately $90 million (unaudited) in annual savings and significantly increase operating margins. As a result of these actions, the Company expects to incur a one-time charge of approximately $90 to $110 million (unaudited) in the first quarter of 1999.

   On March 29, 1999, the Company acquired all of the outstanding ordinary shares of Memco Software, Ltd. ("Memco"), a leading provider of information security software, in exchange for 13,751,923 shares of the Company's Common Stock. The Company also assumed Memco stock options which converted into options to purchase 3,279,498 shares of the Company's Common Stock. This transaction is expected to be accounted for as a pooling of interests. Costs incurred in connection with this transaction will be expensed in the first quarter of 1999.

            PLATINUM technology International, inc. AND SUBSIDIARIES

   The following unaudited pro forma information shows total revenues and net income (loss) of the Company and Memco during the three years ended December 31, 1998, 1997 and 1996, as if the transaction had been consummated as of the earliest period presented. This summary is provided for informational purposes only. It does not necessarily reflect actual results that would have occurred had the acquisition been made as of those dates or of results that may occur in the future.

                                   1998                 1997                  1996
                            -------------------- --------------------  --------------------
                                      Net income           Net income            Net income
                            Revenues    (loss)   Revenues    (loss)    Revenues    (loss)
                            --------  ---------- --------  ----------  --------  ----------
   PLATINUM................ $968,206   $ (2,468) $738,880  $(106,128)  $553,484   $(87,194)
   Memco...................   36,634    (41,235)   30,591      9,076     15,312      3,384
   Pro Forma
    Adjustments (1)........  (14,000)   (19,492)   (5,316)   (17,832)    (4,967)    (3,153)
                            --------   --------  --------  ---------   --------   --------
       Total............... $990,840   $(63,195) $764,155  $(114,884)  $563,829   $(86,963)
                            ========   ========  ========  =========   ========   ========

--------
(1) The pro forma adjustments reflect adjustments to eliminate the effects of intercompany transactions between the Company and Memco for the periods presented.

   On March 29, 1999, the Company and Computer Associates International, Inc. ("CA") announced the execution of a merger agreement pursuant to which CA has agreed to acquire the Company through a cash tender offer. Under the terms of the merger agreement, a wholly-owned subsidiary of CA will offer to purchase all outstanding shares of the Company's Common Stock for $29.25 per share. Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the outstanding shares of the Company's Common Stock be tendered and not withdrawn. Consummation of the tender offer is also subject to the expiration or termination of any applicable antitrust waiting period. Following completion of the tender offer and subject to certain conditions, the Company will merge into the subsidiary of CA, with the Company surviving as a wholly-owned subsidiary of CA. The transactions are currently expected to be completed in mid-1999.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
PLATINUM technology International, inc.:

   We have audited the accompanying consolidated balance sheets of PLATINUM technology International, inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Mastering, Inc. and Logic Works, Inc., wholly-owned subsidiaries, which statements reflect total assets constituting 13 percent in 1997, and total revenues constituting 12 percent and 12 percent in 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts for Mastering, Inc. and Logic Works, Inc., is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLATINUM technology International, inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Chicago, Illinois
February 8, 1999, except for Note 19, which is as of March 29, 1999.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
PLATINUM technology International, inc.:

   Under date of February 8, 1999 (except as to Note 19, which is as of March 29, 1999), we reported on the consolidated balance sheets of PLATINUM technology International, inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 1998. Our report is based in part on the reports of other auditors. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Chicago, Illinois
February 8, 1999, except for Note 19, which is as of March 29, 1999

                                  SCHEDULE II

                    PLATINUM technology International, inc.

                       VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
for Trade and Installment        Beginning   Bad Debt                 Ending
Receivables                       Balance    Expense   Write-Offs    Balance
-------------------------------  ---------- ---------- -----------  ----------
Year ended December 31, 1998.... $7,282,000  9,859,000  (9,922,000) $7,219,000
Year ended December 31, 1997....  6,626,000 13,095,000 (12,439,000)  7,282,000
Year ended December 31, 1996....  4,643,000  3,303,000  (1,320,000)  6,626,000

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

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

       Signature                        Title                     Date
       ---------                        -----                     ----
/s/ Andrew J. Filipowski  President, Chief Executive Officer March 31, 1999
 _______________________   (principal executive officer) and
  Andrew J. Filipowski     Chairman of the Board of
                           Directors
 /s/ Paul L. Humenansky                                      March 31, 1999
 _______________________  Executive Vice President, Chief
   Paul L. Humenansky      Operations Officer and Director
/s/ Michael P. Cullinane  Executive Vice President, Chief    March 31, 1999
 _______________________   Financial Officer (principal
  Michael P. Cullinane     financial and accounting officer),
                           Treasurer and Director
   /s/ James E. Cowie     Director                           March 31, 1999
 _______________________
     James E. Cowie
  /s/ Steven D. Devick    Director                           March 31, 1999
 _______________________
    Steven D. Devick
  /s/ Gian M. Fulgoni     Director                           March 31, 1999
 _______________________
     Gian M. Fulgoni
  /s/ Arthur P. Frigo     Director                           March 31, 1999
 _______________________
     Arthur P. Frigo

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
 10.49   Severance Pay Agreement between Tom A. Slowey and the Company, dated as of August 31, 1998.*
 10.50   Severance Pay Agreement between Paul A. Tatro and the Company, dated as of August 31, 1998.*
 10.51   Amended and Restated Credit Agreement, dated as of December 21, 1998, between the Company and American National Bank and Trust Company of
         Chicago, as Agent.
 12      Computation of Ratios of Earnings to Fixed Charges.
 21      Subsidiaries of the Company.
 23.1    Consent of KPMG LLP with respect to the Company's financial statements and financial statement schedule.
         Consent of Arthur Andersen LLP with Respect to Mastering's financial
 23.2    statements.
         Consent of Ernst & Young LLP with respect to Logic Works' financial
 23.3    statements.
 27.1    1998 Financial Data Schedule.
 27.2    1997 Financial Data Schedule, as restated.
 27.3    1996 Financial Data Schedule, as restated.
 99.1    Report of Arthur Andersen LLP on Mastering's financial statements.
 99.2    Report of Ernst & Young LLP on Logic Works' financial statements.

--------
* Management contract or compensatory plan or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.