Form 10-K/A
period 1998-12-31
PLATINUM TECHNOLOGY INTERNATIONAL INC
filed 1999-04-30
CIK 825703

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below lists the current Directors and Executive Officers of the
Company:

                                                                                  Served
                                                                                    as    Director
                                                                                 Director   Term
Name                      Age               Position with Company                 Since   Expires
----                      --- -------------------------------------------------- -------- --------
Andrew J. Filipowski....   48 President, Chief Executive Officer and               1987     2000
                              Chairman of the Board of Directors

Paul L. Humenansky......   41 Executive Vice President--Product Development,       1991     1999
                              Chief Operations Officer and Director

Michael P. Cullinane....   49 Executive Vice President, Chief Financial Officer,   1991     1999
                              Treasurer and Director

James E. Cowie(1)(2)....   44 Director                                             1989     2000

Steven D. Devick(1)(2)..   47 Director                                             1989     2000

Arthur P. Frigo(1)(2)...   57 Director                                             1997     2001

Gian Fulgoni(1).........   51 Director                                             1991     2001

Thomas A. Slowey........   38 Executive Vice President--Sales

Paul A. Tatro...........   42 Executive Vice President--International Operations

--------
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

   Mr. Filipowski, a founder of the Company, has been President, Chief Executive Officer and Chairman of the Board of Directors since the Company's formation in April 1987. Mr. Filipowski is also a director of System Software Associates, Inc., Blue Rhino Corporation and Platinum Entertainment, Inc., a publicly held integrated music recording and publishing company.

   Mr. Humenansky, a founder of the Company, was appointed Chief Operations Officer of the Company effective January 1993. Mr. Humenansky also serves as Executive Vice President--Product Development, a position he has held since the Company's formation in April 1987. Mr. Humenansky is also a director of Platinum Entertainment, Inc.

   Mr. Cullinane joined the Company in March 1988 as Senior Vice President and Chief Financial Officer, and was named Executive Vice President in March 1995. He has also served as the Company's Treasurer since April 1989 and served as its Secretary from April 1989 until October 1995. Mr. Cullinane is also a director of Vasco Data Security International, Inc., Made2Manage Systems, Inc. and Platinum Entertainment, Inc.

   Mr. Cowie has been a General Partner of Frontenac Company, a Chicago-based venture capital firm, since February 1989. Mr. Cowie is also a director of 3Com Corporation.

   Mr. Devick is currently the President, Chief Executive Officer and Chairman of the Board of Directors of Platinum Entertainment, Inc., which he co-founded in 1992. He is also a director of Blue Rhino Corporation and several private companies.

   Mr. Frigo is the Chairman of the Board of Lucini Italia Company, a consumer products company. He was the former owner and Chairman of M.B. Walton, a consumer products company, until its sale in January 1998. Prior to M. B. Walton, Mr. Frigo owned a number of businesses in the industrial diamond technology field. In addition, he is involved in initiating several entrepreneurial new ventures. He is also a director of the Levy Organization, Maxrad, Precision Extrusions, LaRabida Children's Hospital and the Landmark Preservation Council of Illinois.

   Mr. Fulgoni is the Chief Executive Officer of Lancaster Marketing Group, LLC, which provides target marketing services to the consumer packaged goods ("CPG") industry. He served as Chief Executive Officer of Information Resources, Inc. ("IRI"), which provides a variety of information services and computer decision support services (primarily to the CPG industry) from 1986 to 1998. From 1991 to April 1995, Mr. Fulgoni also served as Chairman of IRI, and from 1981 to 1989 he was its President. Mr. Fulgoni is currently a Director of IRI. Mr. Fulgoni is also a director of YesMail.com.

   Mr. Slowey has served as Executive Vice President--Sales since joining the Company in March 1988.

   Mr. Tatro joined the Company in October 1987 as Director of Education and was appointed Senior Vice President--Field Support and Affiliates in January 1990, a position he held until March 1995, when he was named Executive Vice President--International Operations.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16 of the Securities Exchange Act of 1934, as amended (the "Act"), requires the Company's officers (as defined under Section 16) and directors and persons who own greater than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Based solely on a review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that, except as discussed below, during 1998 all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with by such persons.

   Mr. Humenansky inadvertently failed to file timely a Form 4 for a transaction occurring in July 1998. The Form 4 was filed by Mr. Humenansky in December 1998. Mr. Slowey inadvertently failed to file timely a Form 4 for a transaction occurring in July 1998. The Form 4 was filed by Mr. Slowey in December 1998. Mr. Devick inadvertently failed to file timely a Form 4 for a transaction occurring in May 1998. The transaction was reported on Mr. Devick's 1998 Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table provides information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1998, 1997 and 1996 of those persons who were at December 31, 1998
(i) the Chief Executive Officer and (ii) the four other executive officers of the Company (collectively, with the Chief Executive Officer, the "Named Officers").

                           Summary Compensation Table

                                                                     Long-Term
                                      Annual Compensation           Compensation
                               ---------------------------------       Awards
                                                       Other         Securities
   Name and Principal                                  Annual        Underlying           All Other
        Position          Year Salary ($) Bonus ($) Compensation    Options (#)        Compensation ($)
   ------------------     ---- ---------- --------- ------------    ------------       ----------------
Andrew J. Filipowski,     1998  $888,000  $666,000    $62,911(1)      800,000              $299,294(2)
 President, Chief         1997   772,000   772,000        --          500,000               264,590
 Executive
 Officer and Chairman of  1996   702,000       --         --              --                222,010
 the Board

Paul L. Humenansky,       1998   584,000   350,400        --          491,250               100,123(3)
 Chief Operations         1997   508,000   406,400        --          300,000               108,001
 Officer and Executive    1996   462,000       --         --              --                 90,904
 Vice President--Product
 Development

Michael P. Cullinane,     1998   564,000   338,400        --          418,750                85,192(4)
 Executive Vice           1997   490,000   392,000        --          250,000                97,150
 President, Chief         1996   445,500       --         --              --                 83,036
 Financial Officer and
 Treasurer

Thomas A. Slowey,         1998   345,000   129,375        --          218,750                28,460(5)
 Executive Vice           1997   300,000   150,000        --          125,000                22,313
 President--Sales         1996   273,000       --         --              --                 22,171

Paul A. Tatro,            1998   345,000   129,375        --          182,500                24,904(6)
 Executive Vice           1997   300,000   150,000        --          100,000                21,192
 President
 --International          1996   273,000       --         --              --                 21,923
 Operations

--------
(1) Represents perquisites received by the Named Officer, including $50,600 in personal use of the Company's corporate jet.
(2) Includes $4,800 in company matching contributions pursuant to the Company's 401(k) Savings Plan (the "Savings Plan"), $167,959 in premiums paid by the Company for term life and disability insurance, $17,662 in premiums paid by the Company for the term portion of split-dollar life insurance, and $108,873 representing the dollar value of the benefit to the Named Officer of the remainder of the premiums paid by the Company for the split-dollar life insurance.
(3) Includes $4,800 in Company matching contributions pursuant to the Savings Plan, $7,592 in Company matching contributions pursuant to the Company's Deferred Compensation Plan, $14, 719 in premiums paid by the Company for term life and disability insurance, $4,612 in premiums paid by the Company for the term portion of split-dollar life insurance, and $68,400 representing the dollar value of the benefit to Named Officer of the remainder of the premiums paid by the Company for the split-dollar life insurance.
(4) Includes $4,800 in Company matching contributions pursuant to the Savings Plan, $20,315 in premiums paid by the Company for term life and disability insurance, $5,793 in premiums paid by the Company for the term portion of split-dollar life insurance, and $54,284 representing the dollar value of the benefit to the Named Officer of the remainder of the premiums paid by the Company for the split-dollar life insurance.
(5) Includes $4,800 in Company matching contributions pursuant to the Savings Plan, $4,485 in Company matching contributions pursuant to the Company's Deferred Compensation Plan, $1,042 in premiums paid by the Company for the term portion of split-dollar life insurance, and $18,133 representing the dollar value of the benefit to the Named Officer of the remainder of the premiums paid by the Company for the split-dollar life insurance.
(6) Includes $4,800 in Company matching contributions pursuant to the Savings Plan, $2,185 in Company matching contributions pursuant to the Company's Deferred Compensation Plan, $1,204 in premiums paid by the Company for the term portion of split-dollar life insurance, and $16,715 representing the dollar value of the benefit to the Named Officer of the remainder of the premiums paid by the Company for the split-dollar life insurance.

Option Grants in 1998

   The following table provides information on grants of stock options during fiscal 1998 to the Named Officers. No stock appreciation rights were granted to the Named Officers during fiscal 1998.

                             Option Grants In 1998

                                                                                Potential Realizable
                                                         Individual               Value at Assumed
                           Number of                       Grants              Annual Rates of Stock
                           Securities   Percent of Total  Exercise             Price Appreciation for
                           Underlying   Options Granted   or Base                  Option Term(1)
                            Options     to Employees in    Price    Expiration ----------------------
Name                     Granted (#)(2)  Fiscal Year(3)    ($/Sh)      Date      5% ($)     10% ($)
----                     -------------- ---------------- ---------- ---------- ---------- -----------
Andrew J. Filipowski....    600,000           6.4%        $23.6875   06/18/08  $8,938,165 $22,651,065
                             75,000           0.8%         13.9375   10/19/08     657,391   1,665,959
                            125,000           1.3%         21.1875   12/09/08   1,665,588   4,220,927

Paul L. Humenansky......    360,000           3.8%         23.6875   06/18/08   5,362,899  13,590,639
                             56,250           0.6%         13.9375   10/19/08     493,044   1,249,469
                             75,000           0.8%         21.1875   12/09/08     999,353   2,532,556

Michael P. Cullinane....    300,000           3.2%         23.6875   06/18/08   4,469,082  11,325,532
                             56,250           0.6%         13.9375   10/19/08     493,044   1,249,469
                             62,500           0.7%         21.1875   12/09/08     832,794   2,110,464

Thomas A. Slowey........    150,000           1.6%         23.6875   06/18/08   2,234,541   5,662,766
                             37,500           0.4%         13.9375   10/19/08     328,696     832,979
                             31,250           0.3%         21.1875   12/09/08     416,397   1,055,232

Paul A. Tatro...........    120,000           1.3%         23.6875   06/18/08   1,787,633   4,530,213
                             37,500           0.4%         13.9375   10/19/08     328,696     832,979
                             25,000           0.3%         21.1875   12/09/08     333,118     844,185

--------
(1) Potential realizable value is presented net of the option exercise price but before any federal or state income taxes associated with exercise. These amounts are based upon assumed rates of appreciation prescribed by the Commission. Actual gains will be dependent on the future performance of the Company's Common Stock and the option holder's continued employment throughout the vesting period. The amounts reflected in the table may not necessarily be achieved.
(2) Options granted are both non-qualified and incentive stock options. Subject to certain restrictions, these options become exercisable in four equal annual installments, beginning on the first anniversary of the date of grant.
(3) The percentages shown do not reflect options granted in 1998 by companies acquired by the Company.

Aggregated Option Exercises in 1998 and Year-End 1998 Option Values

   The following table provides information on the Named Officers' option exercises in 1998 and unexercised options at December 31, 1998.

      Aggregated Option Exercises in 1998 and Year-End 1998 Option Values

                                                           Number of
                                                     Securities Underlying
                           Shares                         Unexercised          Value of Unexercised
                         Acquired on                      Options at          In-The-Money Options at
                          Exercise       Value         Year-End 1998 (#)       Year-End 1998 ($)(1)
                             (#)       Realized    ------------------------- -------------------------
Name                     Exercisable Unexercisable Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- ------------- ----------- ------------- ----------- -------------
Andrew J. Filipowski....   385,000    $8,355,605    2,057,502    1,131,250   $13,452,176  $1,754,297
Paul L. Humenansky......   179,625     3,452,289      731,937      689,688     3,080,650   1,098,538
Michael P. Cullinane....         0             0      769,062      567,188     5,190,384     939,163
Thomas A. Slowey........    15,000       443,712      337,875      296,875     2,172,302     541,602
Paul A. Tatro...........         0             0      279,657      241,875     1,451,468     437,305

--------
(1) The value per option is calculated by subtracting the exercise price from the closing price of the Company's Common Stock on the Nasdaq National Market on December 31, 1998, which was $19.125.

Director Compensation

   All non-employee directors of the Company are paid an annual fee consisting of $10,000 and approximately 7,500 shares of the Company's Common Stock. In addition, each non-employee director participates in the Company's Amended and Restated 1993 Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, each non-employee director is granted, on the date of each annual meeting after which such director continues to serve on the Board of Directors, an option to purchase 10,000 shares of Common Stock at the fair market value of the Common Stock on such date. The Company provides no retirement benefits to non-employee directors. Directors who are also employees of the Company receive no additional compensation from the Company for services rendered in their capacity as directors.

Employment Agreements

   Effective March 1, 1991, the Company entered into employment agreements with Messrs. Filipowski, Humenansky and Cullinane. These agreements were amended and restated as of March 1, 1999. Mr. Filipowski's employment agreement provides for an initial base salary of $972,000 plus bonus compensation. Mr. Humenansky's employment agreement provides for an initial base salary of $642,000 plus bonus compensation. Mr. Cullinane's employment agreement provides for an initial base salary of $620,000 plus bonus compensation. Each of the employment agreements provides that the base salary is subject to review and cannot be reduced without the consent of the executive. The agreements provide that all bonus arrangements for Messrs. Filipowski, Humenansky and Cullinane are established by the Compensation Committee of the Company's Board of Directors. Each of the employment agreements also provide for continuation of salary, bonuses and fringe benefits during the "Payout Period" (as defined below) following the executive's termination of employment with the Company for any reason other than "Good Cause," as defined in such agreement, or if the termination occurs within a certain time period before or after a "Change in Control" (as defined below) of the Company, and for continued medical, dental, disability and life insurance coverage until age 65 following the executive's termination of employment with the Company for any reason. In the case of medical and dental coverage, the coverage is extended to each executive's spouse and to the time such individuals become entitled to coverage under Medicare. The Payout Period under each of the employment agreements is three years from the date of termination (18 months in the case of a voluntary termination by the executive other than in the case of constructive termination), unless the termination occurs during the two-year period beginning 120 days prior to a "Change in Control" and ending two years after the "Change in Control," in which case, the Payout Period is five years. Under these agreements, a "Change in Control" of the Company includes (a) certain reorganizations, consolidations or mergers of the Company, (b) certain transfers of all or substantially all of the assets of the Company, (c) the approval by the Company's stockholders of a plan of liquidation or dissolution,
(d) a change in the Company's Board of Directors such that a majority of the members of the Company Board are not "continuing" directors, or (e) a person's acquiring 20% or more of (i) the outstanding shares of Common Stock or (ii) the combined voting power of the Company's then outstanding securities, with certain exceptions.

Severance Pay Agreements

   As of August 31, 1998, the Company entered into severance pay agreements with Messrs. Slowey and Tatro. Each agreement provides for payment to the executive of severance pay and continuation of his fringe benefits for the "Payout Period" (as defined below) if his employment is terminated by the Company, other than for "Good Cause" (as defined in the agreements), or is terminated by the executive for "Good Reason" (as defined in the agreements) during a specified time period before or after a "Change in Control" (as defined below) of the Company. The severance pay is based upon the executive's base salary, incentive compensation and bonuses for periods prior to employment termination. The Payout Period is 36 months if the termination occurs during the period beginning 60 days prior to the Change in Control and ending one year after the Change in Control and is 24 months if the termination occurs during the period beginning after the initial period and ending two years after the Change in Control. Under these agreements, a "Change in Control" of the Company includes substantially the same events that constitute a Change in Control for purposes of the employment agreements of Messrs. Filipowski, Humenansky and Cullinane.

Consulting and Non-Compete Agreements

   On March 29, 1999, in connection with the execution of the merger agreement (the "Merger Agreement") among the Company, Computer Associates International, Inc. ("CA") and HardMetal, Inc., a wholly-owned subsidiary of CA ("HardMetal"), the Company entered into consulting and non-compete agreements with Messrs. Filipowski, Humenansky and Cullinane (each, a "Consultant"). Pursuant to these consulting agreements, each Consultant has agreed to provide consulting services to the Company for a two-year period (the "Consulting Period") commencing on the consummation of the merger with HardMetal (the "Merger"). As compensation, the Company has agreed to pay consulting fees to Mr. Filipowski at the rate of $1,000,000 per annum and to each of Messrs. Humenansky and Cullinane at the rate of $500,000 per annum. The Consulting Agreements only become effective upon consummation of the Merger. If the Merger Agreement terminates, each consulting agreement also terminates. Each of the consulting agreements provides that if the Company terminates the Consulting Period without "Cause" (as defined in the agreements) or the Consultant dies or becomes disabled, the Consultant will be entitled to the continued payment of all consulting fees. If either (a) the Company terminates the Consulting Period for Cause or (b) the Consultant terminates the Consulting Period, the Consultant will receive consulting fees only through the date of termination. In the consulting agreements, each of Messrs. Humenansky and Cullinane has agreed, at the request of the Company, for a period (the "Transition Employment Period") of up to six months from the effective date of the Merger but in no event later than September 30, 1999, to remain as an employee to provide transition services in capacity substantially similarly to his current employment with the Company, with continuation of compensation at the same basis as his current compensation. The consulting agreements also contain non-competition provisions which prohibit, for a period beginning on the effective date of the Merger and ending, in the case of Mr. Filipowski, on the eighth anniversary of the effective date, and in the case of each of Messrs. Humenansky and Cullinane, on the fifth anniversary of the later of the effective date and the end of the Transition Employment Period, from engaging in activities competitive with those of the Company. As compensation for each Consultant entering into a non-compete agreement, the Company has agreed to pay $22,000,000 to Mr. Filipowski and $10,500,000 to each of Messrs. Humenansky and Cullinane. The Consultants have also agreed to be liable for any loss or damage in excess of $1,500,000 resulting from the Company's failure to observe the conduct of business covenants set forth in Section 5.1 of the Merger Agreement. Mr. Filipowski, Mr. Humenansky and Mr. Cullinane will be liable for 49%, 22% and 22%, respectively, of such loss or damage, and their maximum aggregate liability for such loss or damage will be the sum of the total payments under their respective consulting agreement and the value of the options to purchase shares of the Company's Common Stock issued to each Consultant in 1999 (options to purchase 675,000 shares for Mr. Filipowski, 400,000 shares for Mr. Humenansky and 350,000 shares for Mr. Cullinane). The consulting agreements also provide that the options issued in 1999 to the Consultants are not exercisable until the closing of the tender offer by HardMetal and provide for forfeiture of certain options based on the length of time required to resolve all federal anti-trust issues.

Compensation Committee Interlocks and Insider Participation

   Messrs. Cowie, Devick and Frigo were the members of the Company's Compensation Committee during 1998. Mr. Filipowski is an executive officer of Platinum Venture Partners, Inc. ("PVP"), and is the sole director of, and makes compensation decisions for, PVP. Mr. Devick is an executive officer of Platinum Entertainment, Inc. ("PEI"), and Messrs. Filipowski, Humenansky and Cullinane, all of whom are executive officers of the Company, are directors of PEI. Messrs. Filipowski and Cullinane are also members of the Compensation Committee of PEI.

   The Company acquired Mastering, Inc. ("Mastering") pursuant to an Agreement and Plan of Merger dated as of February 18, 1998 (the "Mastering Merger Agreement"). Messrs. Filipowski and Cowie were both Directors of Mastering. Mr. Filipowski held options to purchase 34,800 shares of common stock of Mastering (which were granted to him in his capacity as a director of Mastering) and, through Platinum Venture Partners I L.P. and Platinum Venture Partners II L.P. (together referred to as the "Platinum Ventures"), indirectly held approximately 22,000 shares of common stock of Mastering. Mr. Cowie held options to purchase 34,800 shares of common stock of Mastering (granted to him in his capacity as a director of Mastering). Neither Mr. Filipowski nor Mr. Cowie participated in the original deliberations or vote of the Board of Directors or the board of directors of Mastering with respect to the Mastering Merger Agreement. The Platinum Ventures owned a total of approximately 335,000 shares of common stock of Mastering. Mr. Filipowski is the President, Chief Executive Officer and a stockholder of PVP, the general partner of each of the Platinum Ventures, and a limited partner of each of the Platinum Ventures. Additionally, each of the other executive officers and directors of the Company indirectly owned shares of common stock of Mastering (collectively totalling more than 20,000 shares).

   On April 23, 1998, the Company entered into a consulting agreement (the "Initial Agreement") with Platinum Entertainment, Inc. ("PTE"), under which the Company performed consulting services for PTE on an hourly billable basis and for which the Company issued invoices in the amount of $665,743. In addition, the Company performed website development services for PTE during 1998 on an hourly billable basis under an oral agreement between the companies, for which the Company issued additional invoices in the amount of $243,323. In exchange for all of these services, on November 20, 1998 and April 14, 1999 PTE issued to the Company a total of 128,438 shares of PTE common stock. On April 14, 1999, the Company and PTE extended the term of the Initial Agreement (the "Extension") for a period of thirty days, which term will currently expire on April 30, 1999. The parties anticipate that if the project has not been concluded, an additional 30 day extension will be executed. In exchange for the services to be performed under the Extension, PTE will issue to the Company additional shares of PTE's common stock, the market value of which on the date of issuance will equal the dollar amount of invoices issued by the Company to PTE for the services rendered. To the extent the net proceeds to the Company upon disposition of any of shares issued to the Company by PTE under the Initial Agreement or the Extension (the "Liquidation Value") are less than the value of such shares on the date of issuance (the "Initial Value"), PTE will issue such additional shares to the Company as necessary to make up the difference between the Initial Value and the Liquidation Value. To the extent the Liquidation Value exceeds the Initial Value (the "Excess Value"), the Company will retain 10% of such Excess Value and will apply the remaining Excess Value as a credit toward future invoices issued pursuant to the Extension. Mr. Devick is the President, Chief Executive Officer and Chairman of the Board of PTE, and Messrs. Filipowski, Cullinane and Humenansky serve as directors of PTE.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth, as of March 31, 1999, unless otherwise indicated below, certain information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each of the Named Officers and (iv) all executive officers and directors of the Company as a group.

                                                           Amount and
                                                           Nature of   Percent
                                                           Beneficial    of
Name and Address                                          Ownership(1)  Class
----------------                                          ------------ -------
HardMetal, Inc. (2)......................................  11,353,680   10.4%

J & W Seligman (3).......................................   6,449,344    6.4

T. Rowe Price Associates, Inc. (4).......................   5,508,073    5.4

Andrew J. Filipowski (5).................................   4,652,068    4.5

Michael P. Cullinane (6).................................     856,773      *

Paul L. Humenansky (7)...................................     766,926      *

Thomas A. Slowey (8).....................................     347,890      *

Paul A. Tatro (9)........................................     320,657      *

Steven D. Devick (10)....................................     107,017      *

Arthur P. Frigo (11).....................................      93,500      *

James E. Cowie (12)......................................      55,208      *

Gian Fulgoni (13)........................................      25,966      *

All Executive Officers and Directors as a Group (9
 persons) (14)...........................................   7,226,005    6.8

--------
*   Less than one percent
 (1) Unless otherwise indicated below, the persons in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
 (2) As reported on a Schedule 13D filed with the Commission on April 2, 1999 (the "HardMetal 13D") by HardMetal, Inc. ("HardMetal") and Computer Associates International, Inc. ("Computer Associates"). According to the HardMetal 13D, each of HardMetal (a wholly-owned subsidiary of Computer Associates) and Computer Associates has sole voting power and sole dispositive power with respect to 1,080,000 shares and has shared voting power and shared dispositive power with respect to 10,273,680 shares. The 10,273,680 shares over which HardMetal and Computer Associates claim to have shared voting and dispositive power are outstanding shares, and 7,644,125 shares issuable upon exercise of options (including options which are not currently exercisable), held by Messrs. Filipowski, Cullinane and Humenansky. These shares are subject to a Stockholder Option Agreement dated as of March 29, 1999 (the "Option Agreement"), pursuant to which Messrs. Filipowski, Cullinane and Humenansky have granted HardMetal an irrevocable option, subject to certain conditions, to purchase such shares or to cause them to be tendered pursuant to the HardMetal tender offer. The address of HardMetal and Computer Associates is One Computer Associates Plaza, Islanda, New York 11788-70001.
 (3) As reported on Schedule 13G filed with the Commission on February 9, 1999 (the "Seligman 13G") jointly by J&W Seligman Co. Incorporated ("Seligman") and William C. Morris ("Morris"). According to the Seligman 13G, Seligman and Morris each have shared voting power with respect to 5,981,800 shares and shared dispositive power with respect to all 6,449,344 shares.
 (4) As reported on a Schedule 13G/A filed with the Commission on February 12, 1999 (the "Price 13G") by T. Rowe Price Associates, Inc. ("Price Associates"). According to the Price 13G, Price Associates has sole voting power with respect to 378,300 shares and sole dispositive power with respect to all 5,508,073 shares. The address of Price Associates is 100 E. Pratt Street, Baltimore, Maryland 21202.

 (5) Includes (a) 2,057,502 shares which may be acquired pursuant to the exercise of stock options held by Mr. Filipowski within 60 days of March 31, 1999, (b) 189,000 shares held by a foundation established by Mr. Filipowski and (c) an aggregate of 547,994 shares held by the Platinum Ventures Partners I, L.P. and Platinum Venture Partners II, L.P. Mr. Filipowski disclaims beneficial ownership of the shares held by the foundation. Mr. Filipowski disclaims beneficial ownership of the shares held by the Platinum Ventures, except to the extent of his pecuniary interest. The shares owned by Mr. Filipowski are subject to the Option Agreement and to a "put/call collar" arrangement with a brokerage firm. The address of Mr. Filipowski is c/o PLATINUM technology International, inc., 1815 South Meyers Road, Oakbrook Terrace, Illinois 60181.
 (6) Includes (a) 769,062 shares which may be acquired pursuant to the exercise of stock options held by Mr. Cullinane within 60 days of March 31, 1999 and (b) 6,211 shares allocated to his account under the Company's Stock Purchase Plan. The shares owned by Mr. Cullinane are subject to the Option Agreement.
 (7) Includes (a) 731,937 shares which may be acquired pursuant to the exercise of stock options held by Mr. Humenansky within 60 days of March 31, 1999 and (b) 5,364 shares allocated to his account under the Company's Stock Purchase Plan. The shares owned by Mr. Humenansky are subject to the Option Agreement.
 (8) Includes (a) 344,125 shares which may be acquired pursuant to the exercise of stock options held by Mr. Slowey within 60 days of March 31, 1999 and
     (b) 3,765 shares allocated to his account under the Company's Stock Purchase Plan.
 (9) Includes (a) 279,657 shares which may be acquired pursuant to the exercise of stock options held by Mr. Tatro within 60 days of March 31, 1999, and
     (b) 41,000 shares held as co-trustee, with his wife, of trusts for their benefit.
(10) Includes 8,633 shares which may be acquired pursuant to the exercise of stock options held by Mr. Devick within 60 days of March 31, 1999.
(11) Includes 9,900 shares which may be acquired pursuant to the exercise of stock options held by Mr. Frigo within 60 days of March 31, 1999.
(12) Includes 32,218 shares which may be acquired pursuant to the exercise of stock options held by Mr. Cowie within 60 days of March 31, 1999.
(13) Represents shares which may be acquired pursuant to the exercise of stock options held by Mr. Fulgoni within 60 days of March 31, 1999.
(14) Includes 4,259,000 shares which may be acquired pursuant to the exercise of stock options within 60 days of March 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See the discussion above under "ITEM 11. EXECUTIVE COMPENSATION-- Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999.

                                          Platinum technology International,
                                           inc.

                                                 /s/ Michael P. Cullinane
                                          By: _________________________________
                                                    Michael P. Cullinane
                                              Executive Vice President, Chief
                                              Financial Officer and Treasurer