Form 10-Q
period 1999-03-31
PLATINUM TECHNOLOGY INTERNATIONAL INC
filed 1999-05-14
CIK 825703

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1999

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from__________to_________

                        Commission file Number: 0-19058

                                   ---------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 10, 1999, there were outstanding 101,637,167 shares of Common Stock, par value $.001, of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            PLATINUM technology International, inc. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements............................................   3
    Independent Auditors' Review Report...................................   3
    Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
     December 31, 1998 (unaudited)........................................   4
    Consolidated Statements of Operations for the three months ended March
     31, 1999 (unaudited) and 1998 (unaudited)............................   5
    Consolidated Statements of Comprehensive Income (Loss) for the three months ended
     March 31, 1999 (unaudited) and 1998 (unaudited)......................   6
    Consolidated Statements of Cash Flows for the three months ended March
     31, 1999 (unaudited) and 1998 (unaudited)............................   7
    Notes to Consolidated Financial Statements............................   8
  Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................  11
  Item 3. Quantitative and Qualitative Disclosures About Market Risk......  20
PART II--OTHER INFORMATION
  Item 1. Legal Proceedings...............................................  22
  Item 6. Exhibits and Reports on Form 8-K................................  22
SIGNATURES................................................................  23

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
PLATINUM technology International, inc.:

   We have reviewed the consolidated balance sheet of PLATINUM technology International, inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the three month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

                                          /s/ KPMG LLP

Chicago, Illinois
May 14, 1999

            PLATINUM technology International, inc. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (in thousands, except per share amounts)
                                  (unaudited)

                                                        March 31,   December 31,
                        ASSETS                             1999         1998
                        ------                          ----------  ------------
Current assets:
  Cash and cash equivalents...........................  $  206,807   $  226,252
  Short-term investment securities....................      29,606       79,241
  Trade accounts receivable, net of allowances of
   $7,822 and $5,319..................................     227,135      306,751
  Installment accounts receivable, net of allowances
   of $657 and $526...................................      32,966       45,568
  Accrued interest and other current assets...........      38,277       47,634
  Refundable income taxes.............................         667          787
                                                        ----------   ----------
    Total current assets..............................     535,458      706,233
                                                        ----------   ----------
Non-current investment securities.....................      31,223       36,041
Property and equipment, net...........................     100,224      103,150
Purchased and developed software, net.................     165,566      183,775
Excess of cost over net assets acquired, net of
 accumulated amortization of $26,975 and $27,270......      77,155       90,131
Non-current installment receivables, net of allowances
 of $1,027 and $1,374.................................      46,870       68,210
Other assets..........................................      51,503       28,019
                                                        ----------   ----------
    Total assets......................................  $1,007,999   $1,215,559
                                                        ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Acquisition-related payables........................  $   10,690   $   33,245
  Income taxes payable................................       6,792        7,888
  Accounts payable....................................      29,391       37,837
  Accrued commissions and bonuses.....................      14,484       21,928
  Accrued royalties...................................      12,779       13,182
  Accrued restructuring costs.........................      29,712        2,390
  Other accrued liabilities...........................     115,974       80,702
  Current maturities of long-term obligations.........       4,422        1,392
  Deferred revenue....................................     161,123      166,880
                                                        ----------   ----------
    Total current liabilities.........................     385,367      365,444
                                                        ----------   ----------
Acquisition-related payables..........................       1,389        6,388
Deferred revenue......................................      94,224       95,959
Deferred rent.........................................       6,811        6,762
Accrued restructuring costs...........................      49,289        5,285
Deferred income taxes.................................         --         5,261
Long-term obligations, net of current maturities......     268,727      267,685
                                                        ----------   ----------
    Total liabilities.................................     805,807      752,784
                                                        ----------   ----------
Stockholders' equity:
  Class II preferred stock, $.01 par value; authorized
   10,000, issued and outstanding 1,768...............          18           18
  Common stock, $.001 par value; authorized 180,000,
   issued and outstanding 101,370 and 100,599.........         101          101
  Paid-in capital.....................................     907,749      899,223
  Accumulated deficit.................................    (698,643)    (432,619)
  Accumulated other comprehensive loss................      (7,033)      (3,948)
                                                        ----------   ----------
    Total stockholders' equity........................     202,192      462,775
                                                        ----------   ----------
    Total liabilities and stockholders' equity........  $1,007,999   $1,215,559
                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

            PLATINUM technology International, inc. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)
                                  (unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            ---------------------
                                                               1999       1998
                                                            ----------  ---------
Revenues:
  Software products........................................ $   70,030  $ 97,956
  Maintenance..............................................     47,355    39,926
  Professional services....................................     52,692    55,544
                                                            ----------  --------
    Total revenues.........................................    170,077   193,426
                                                            ----------  --------
Costs and expenses:
  Professional services....................................     64,576    50,493
  Product development and support..........................     76,034    58,412
  Sales and marketing......................................     96,138    64,153
  General and administrative...............................     18,806    15,407
  Amortization of excess cost over net assets acquired.....      3,870     2,922
  Special general and administrative charges...............     40,688       --
  Restructuring charges....................................    136,338       --
  Merger costs.............................................     23,679       --
                                                            ----------  --------
    Total costs and expenses...............................    460,129   191,387
                                                            ----------  --------
Operating income (loss)....................................   (290,052)    2,039
Other income (expense), net................................     (1,097)      119
                                                            ----------  --------
Income (loss) before income taxes..........................   (291,149)    2,158
Income tax expense (benefit)...............................    (25,125)      989
                                                            ----------  --------
Net income (loss)..........................................  $(266,024) $  1,169
                                                            ==========  ========
Net income (loss) per share:
  Basic.................................................... $    (2.64) $   0.01
                                                            ==========  ========
  Diluted.................................................. $    (2.64) $   0.01
                                                            ==========  ========
Shares used in computing per share amounts:
  Basic....................................................    100,833    92,727
                                                            ==========  ========
  Diluted..................................................    100,833   101,374
                                                            ==========  ========


          See accompanying notes to consolidated financial statements.

           PLATINUM technology International, inc. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                (in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           ---------------------
                                                              1999      1998
                                                           ----------  ---------
Net income (loss).........................................  $(266,024) $ 1,169
Other comprehensive income (loss):
  Foreign currency translation adjustment.................     (2,820)    (586)
  Unrealized holding gains (losses) on marketable
   securities--
    unrealized holding gains (losses) arising during the
     period, net of tax...................................       (265)     160
                                                           ----------  -------
Comprehensive income (loss)...............................  $(269,109) $   743
                                                           ==========  =======




         See accompanying notes to consolidated financial statements.

           PLATINUM technology International, inc. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)
                                  (unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                             1999       1998
                                                           ---------  --------
Cash flows from operating activities:
  Net income (loss)....................................... $(266,024) $  1,169
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.........................    25,841    19,838
    Unrealized net holding gains on marketable equity
     securities...........................................       --       (217)
    Write-off of fixed assets, capitalized software and
     other intangible assets in conjunction with the
     restructuring plan...................................    53,185       --
    Changes in assets and liabilities, net of
     acquisitions:
      Trade and installment receivables...................   113,558     3,583
      Deferred income taxes...............................   (25,071)   (2,085)
      Accrued interest and other current assets...........    (5,800)  (14,407)
      Accounts payable and accrued liabilities............   101,169   (10,906)
      Deferred maintenance................................    (7,492)   15,198
      Income taxes payable................................      (976)    1,602
      Other...............................................    (8,343)   (2,386)
                                                           ---------  --------
        Net cash provided by (used in) operating
         activities.......................................   (19,953)   11,389
                                                           ---------  --------
Cash flows from investing activities:
  Purchases of investment securities......................    (3,026)  (57,129)
  Sales of available-for-sale securities..................     3,939       252
  Maturities of investment securities.....................    53,195    32,986
  Purchases of property and equipment.....................   (15,951)   (7,224)
  Purchased and developed software........................   (19,466)  (11,253)
  Payments for acquisitions...............................   (32,231)   (7,781)
  Other...................................................     1,450       --
                                                           ---------  --------
        Net cash used in investing activities.............   (12,090)  (50,149)
                                                           ---------  --------
Cash flows from financing activities:
  Proceeds from exercise of stock options and Stock
   Purchase Plan..........................................     8,526    27,613
  Additions to (payments on) borrowings...................     4,072      (458)
                                                           ---------  --------
        Net cash provided by financing activities.........    12,598    27,155
                                                           ---------  --------
Net decrease in cash and cash equivalents.................   (19,445)  (11,605)
Cash and cash equivalents at the beginning of the period..   226,252   241,804
                                                           ---------  --------
Cash and cash equivalents at the end of the period........ $ 206,807  $230,199
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

   These unaudited interim consolidated financial statements should be read in conjunction with the Company's audited annual consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K (the "1998 Form 10-K"), as filed with the Securities and Exchange Commission. Those consolidated financial statements and the unaudited interim consolidated financial statements have been restated to give retroactive effect to the acquisition of Memco Software, Ltd. ("Memco"), which has been accounted for as a pooling-of-interests (see "Note 3--Business Combination" below).

   Certain prior period costs and expenses have been reclassified to conform to the current period presentation.

Note 2--EARNINGS PER SHARE

   Basic earnings per share are based on the weighted average number of shares outstanding and exclude the dilutive effect of common stock equivalents. Diluted earnings per share are based on the weighted average number of shares outstanding and include the dilutive effect of common stock equivalents.

Note 3--BUSINESS COMBINATION

   On March 29, 1999, the Company acquired all of the outstanding ordinary shares of Memco, a leading provider of information security software, in exchange for 13,751,923 shares of the Company's Common Stock, which had a market value (based upon the trading price of the Common Stock on the Nasdaq National Market at the close of business on the most recent trading day prior to the date of the acquisition) of approximately $135,800,000. In addition, the Company assumed stock options which converted into options to purchase 3,328,112 shares of the Company's Common Stock. This acquisition was accounted for as a pooling-of-interests. Costs associated with the acquisition were expensed in the first quarter of 1999.

   The following unaudited information reconciles total quarterly revenue and net loss of the Company as reported in the 1998 Form 10-K with the amounts presented in the accompanying unaudited statements of operations for the three months ended March 31, 1998, as well as the separate results of operations of Memco during 1999 preceding its acquisition.

                                            Three Months
                                                Ended        Three Months Ended
                                           March 31, 1999      March 31, 1998
                                          -----------------  --------------------
                                                                       Net Income
                                          Revenues Net Loss  Revenues    (Loss)
                                          -------- --------  --------  ----------
      PLATINUM (1).......................    N/A       N/A   $185,718   $ 3,463
      Memco..............................  1,071   (21,094)     8,401     2,140
      Intercompany eliminations (2)......    N/A       N/A       (693)   (4,434)
                                                             --------   -------
          Total..........................    N/A       N/A   $193,426   $ 1,169
                                                             ========   =======

--------
(1) Represents the historical quarterly results of the Company as reported in the Form 10-K without considering the acquisition of Memco in 1999. All merger costs are reflected in the historical results of the Company.
(2) The intercompany eliminations reflect adjustments to eliminate the effects of intercompany transactions between the Company and Memco.

            PLATINUM technology International, inc. AND SUBSIDIARIES

NOTE 4--RESTRUCTURING

   During February of 1999, the Company executed a restructuring plan to streamline operations, increase profitability, and deliver greater value to customers and shareholders. The Company streamlined product development into two major business units as compared with four previous business units; consolidated offices which were close in proximity; realigned resources to focus on areas that are most strategic to the Company's customers and core business; and aligned the sales support and consulting resources to provide each customer with a single point of contact and better support the field sales organization and customers. The restructuring plan resulted in the reduction of the Company's worldwide workforce by approximately 15%, or approximately 1,000 people.

   The Company recorded a restructuring charge of $136,338,000 during the first quarter of 1999 related to the restructuring plan. The restructuring charge included the following expenses: facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; write-offs of equipment, furniture and fixtures no longer in use; write-offs of capitalized software costs and other intangible assets related to the termination of development efforts for certain discontinued products, as well as penalties for the cancellation of distributorship agreements for such products; and severance and other employee-related costs of the terminated staff.

   The following table summarizes the Company's restructuring activity for the quarter ended March 31, 1999:

                                                 Intangible
                                                 Assets and
                                                 Penalties
                                       Severance    for     Property
                              Excess      and    Cancelled     and
                            Facilities Benefits  Agreements Equipment  Total
                            ---------- --------- ---------- --------- --------
                                              (In thousands)
   1999 restructuring
    charges:
     Cash-related charges..  $47,213    $12,545   $16,489    $   --   $ 76,247
     Non-cash charges......      --         --     42,266     17,825    60,091
                             -------    -------   -------    -------  --------
                             $47,213    $12,545   $58,755    $17,825   136,338
                             =======    =======   =======    =======
   Accrued restructuring costs at December 31, 1998 related to
    previous restructurings..........................................    7,675
                                                                      --------
                                                                       144,013
   Payments made in 1999.............................................  (11,827)
   Write-offs taken in 1999..........................................  (53,185)
                                                                      --------
   Total accrued restructuring costs at March 31, 1999...............   79,001
   Less--current portion.............................................  (29,712)
                                                                      --------
   Long-term accrued restructuring costs............................. $ 49,289
                                                                      ========

NOTE 5--SEGMENT INFORMATION

   The Company has two reportable segments consisting of software and professional services. The software segment develops, markets and supports software products. The professional services segment provides professional services related to such software products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 1998 Form 10-K. Certain expenses of the Company, including restructuring charges, merger costs, and special general and administrative charges, are not allocated to individual segments. The Company does not allocate total assets to its segments.

            PLATINUM technology International, inc. AND SUBSIDIARIES

   The following table presents information about the Company's segments for the quarters ended March 31, 1999 and 1998:

                                             Professional
                                  Software     Services   Unallocated   Total
                                  ---------  ------------ ----------- ---------
                                                 (in thousands)
   1999
     Revenues...................  $ 117,385    $ 52,692    $     --   $ 170,077
     Amortization of excess cost
      over net assets acquired..     (3,870)        --           --      (3,870)
     Other costs and expenses...   (190,978)    (64,576)    (200,705)  (456,259)
                                  ---------    --------    ---------  ---------
     Operating loss.............  $ (77,463)   $(11,884)   $(200,705) $(290,052)
                                  =========    ========    =========  =========
   1998
     Revenues...................  $ 137,882    $ 55,544    $     --   $ 193,426
     Amortization of excess cost
      over net assets acquired..     (2,922)        --           --      (2,922)
     Other costs and expenses...   (137,972)    (50,493)         --    (188,465)
                                  ---------    --------    ---------  ---------
     Operating income (loss)....  $  (3,012)   $  5,051    $     --   $   2,039
                                  =========    ========    =========  =========

Note 6--PROPOSED ACQUISITION OF THE COMPANY

   On March 29, 1999, the Company and Computer Associates International, Inc. ("Computer Associates") announced the execution of a merger agreement pursuant to which Computer Associates has agreed to acquire the Company through a cash tender offer. Under the terms of the merger agreement, on April 2, 1999, HardMetal, Inc., a wholly-owned subsidiary of Computer Associates, offered to purchase all outstanding shares of the Company's Common Stock for $29.25 per share. This offer had an original expiration date of April 29, 1999, which has been extended to May 19, 1999. The expiration date may be further extended by HardMetal, Inc. Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the outstanding shares of the Company's Common Stock be tendered and not withdrawn. Computer Associates announced on May 10, 1999 that, based upon the latest count of tendered shares, approximately 60,244,069 shares of the Company's Common Stock had been validly tendered and not withdrawn pursuant to the tender offer.

   Consummation of the tender offer is also subject to the expiration or termination of any applicable antitrust waiting period. Computer Associates announced on May 10, 1999 that (1) it was extending the tender offer to May 19, 1999 to allow the Antitrust Division of the United States Department of Justice time to complete its investigation pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (2) on May 3, 1999, Computer Associates responded to the Antitrust Division's earlier request for additional information and documents.

   Following completion of the tender offer and subject to certain conditions, the Company will merge into HardMetal, Inc., with the Company surviving as a wholly-owned subsidiary of Computer Associates. The transactions are currently expected to be completed in mid-1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

   On March 29, 1999, the Company and Computer Associates International, Inc. ("Computer Associates") announced the execution of a merger agreement pursuant to which Computer Associates has agreed to acquire the Company through a cash tender offer. Under the terms of the merger agreement, on April 2, 1999, HardMetal, Inc., a wholly-owned subsidiary of Computer Associates, offered to purchase all outstanding shares of the Company's Common Stock for $29.25 per share. This offer had an original expiration date of April 29, 1999, which has been extended to May 19, 1999. The expiration date may be further extended by HardMetal, Inc. Consummation of the tender offer is subject to certain conditions, including the condition that at least a majority of the outstanding shares of the Company's Common Stock be tendered and not withdrawn. Consummation of the tender offer is also subject to the expiration or termination of any applicable antitrust waiting period. Following completion of the tender offer and subject to certain conditions, the Company will merge into HardMetal, Inc., with the Company surviving as a wholly-owned subsidiary of Computer Associates. The transactions are currently expected to be completed in mid-1999. For additional information regarding these transactions, see Note 6 to the unaudited interim consolidated financial statements included herein.

   The Company believes that its business, financial condition, liquidity and results of operations have been materially adversely affected by the announcement of the transactions and would be further materially adversely affected if these transactions are not completed. In particular, the Company believes that its relationships with its customers and employees would be seriously damaged. Also, the merger agreement imposes extremely tight restrictions on the Company's ability to take various actions and to conduct its business without Computer Associates' consent. These restrictions could have a severe detrimental effect on the Company's business.

   On March 29, 1999, the Company consummated its acquisition of Memco Software, Ltd. ("Memco"), which has been accounted for using the pooling-of-interests method. As a result, the unaudited interim consolidated financial statements included herein are presented as if the Company and Memco had been consolidated for all periods presented. Information regarding the Company in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") gives retroactive effect to this acquisition.

   During February of 1999, the Company executed a restructuring plan which included the consolidation of the Company's four previous product business units into two product business units. The Company's database management and systems management business units were merged to create the enterprise management business unit. The Company's application infrastructure management and data warehousing and decision support business units were merged to create the application lifecycle & knowledge management business unit. This MD&A gives retroactive effect to this business unit restructuring.

Results of Operations

   The following table sets forth the percentages that selected items in the Consolidated Statements of Operations bear to total revenues.

                                                             Three Months
                                                            Ended March 31,
                                                            ------------------
                                                             1999       1998
                                                            --------   -------
      Statements of Operations Data:
        Revenues:
          Software products................................       41%       51%
          Maintenance......................................       28        20
          Professional services............................       31        29
                                                            --------   -------
            Total revenues.................................      100       100
                                                            --------   -------
        Costs and expenses:
          Professional services............................       38        26
          Product development and support..................       45        30
          Sales and marketing..............................       57        33
          General and administrative.......................       11         8
          Amortization of excess cost over net assets
           acquired........................................        2         2
          Special general and administrative charges.......       24       --
          Restructuring charges............................       80       --
          Merger costs.....................................       14       --
                                                            --------   -------
            Total costs and expenses.......................      271        99
                                                            --------   -------
        Operating income (loss)............................     (171)        1
        Other income, net..................................      --        --
                                                            --------   -------
        Income (loss) from continuing operations before
         income taxes......................................     (171)        1
        Income taxes.......................................      (15)      --
                                                            --------   -------
        Net income (loss)..................................     (156)%       1%
                                                            ========   =======

Revenues

   The Company's revenues are derived from three sources: (1) license and upgrade fees for licensing the Company's proprietary and other parties' software products and providing additional processing capacity on already-licensed products, (2) maintenance fees for maintaining, supporting and providing updates and enhancements to software products, and (3) revenues from the Company's professional services business. A significant portion of each quarter's revenue contracts close in the final days of the quarter. Due to the proposed acquisition of the Company by Computer Associates, publicly announced early in the day on March 29, 1999, a significant number of contracts were delayed beyond March 31, 1999. Total revenues for the first quarter of 1999 were $170,077,000, a decrease of $23,349,000, or 12%, as compared with $193,426,000 for the first quarter of 1998. The Company's enterprise management and application lifecycle & knowledge management business units experienced comparable decreases of 15% and 11%, respectively, in total software products and maintenance revenues during the first quarter of 1999 as compared with the first quarter of 1998. Revenues from international customers, principally in Western Europe, represented 34% and 26% of total revenues for the first quarter of 1999 and 1998, respectively.

   The Company frequently enters into high dollar value sales transactions with customers, primarily attributable to sales of product bundles and integrated product suites. These transactions are typically completed pursuant to multi-year contracts and include product licenses, future upgrades and maintenance, sometimes also bundled with professional services. During the first three months of 1999, the Company entered into 15 sales transactions having a total value of at least $1,000,000, of which three had a total value of at least $3,000,000 and none had a total value of at least $10,000,000. During the first quarter of 1998, the Company entered into 29 sales transactions having a total value of at least $1,000,000, of which 9 had a total value of at least $3,000,000 and one had a total value of at least $10,000,000.

   The table below sets forth, for the periods indicated, the Company's primary sources of revenues expressed as a percentage of total revenues.

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                               ---------------
                                                                1999     1998
                                                               ------   ------
      Revenues:
        Software products:
          Licenses............................................     25%      37%
          Upgrades............................................     16       14
                                                               ------   ------
            Total software products...........................     41       51
                                                               ------   ------
        Maintenance...........................................     28       20
        Professional services.................................     31       29
                                                               ------   ------
            Total revenues....................................    100%     100%
                                                               ======   ======

   Software Products. Software products revenues for the first quarter of 1999 were $70,030,000, a decrease of $27,926,000, or 29%, as compared with $97,956,000 for the first quarter of 1998. The substantial majority of the decrease in software products revenues in the first quarter of 1999, as compared with the first quarter of 1998, resulted from delays in the closing of customer contracts as a result of the proposed acquisition of the Company by Computer Associates as discussed above. In the first quarter of 1999, the Company's enterprise management and application lifecycle & knowledge management business units represented 69% and 31%, respectively, of total software products revenues.

   Maintenance. Maintenance revenues for the first quarter of 1999 were $47,355,000, an increase of $7,429,000, or 19%, as compared with $39,926,000 for the first quarter of 1998. Maintenance revenues are derived from recurring fees charged to perpetual license customers and the implicit first-year maintenance fees bundled in certain software product sales. The Company provides maintenance customers with technical support and product enhancements. Maintenance revenues are deferred and recognized ratably over the term of the agreement. The increase in maintenance revenues was primarily attributable to the expansion of the Company's installed customer base, from which maintenance fees are derived. Because maintenance fees are implicit in certain new software product licenses, new software licensing transactions also contributed to the increase in maintenance revenues. In the first quarter of 1999, the Company's enterprise management and application lifecycle & knowledge management business units represented 64% and 36%, respectively, of total maintenance revenues.

   Professional Services. Professional services revenues are associated with the Company's consulting services business and educational programs. Professional services revenues for the first quarter of 1999 were $52,692,000, a decrease of $2,852,000, or 5%, as compared with $55,544,000 for the first quarter of 1998. The decrease in professional services revenues was primarily the result of a decline in marketplace demand for the Company's training and educational services.

 Costs and Expenses

   Total expenses for the first quarter of 1999 were $460,129,000, an increase of $268,742,000, or 140%, over total expenses of $191,387,000 for the first quarter of 1998. Total expenses for the first quarter of 1999, excluding restructuring charges, merger costs and special general and administrative charges (collectively, "Special Charges"), were $259,424,000, an increase of $68,037,000, or 36%, as compared with $191,387,000 for the first quarter of 1998. Total expenses, excluding Special Charges, represented 153% and 99% of total revenues for the first quarter of 1999 and 1998, respectively. As a percentage of total revenues, total expenses, excluding Special Charges, increased primarily due to lower revenues as a result of the proposed acquisition of the Company by Computer Associates as discussed above, as well as increases in personnel and other costs as discussed below.

   Professional Services. Costs of professional services for the first quarter of 1999 were $64,576,000, an increase of $14,083,000, or 28%, as compared with $50,493,000 for the first quarter of 1998. The increase in professional services expenses was primarily attributable to increases in salary and other direct employment expenses resulting from an increased number of consultants. This increase was partially offset by a reduction in the number of consultants as a result of the Company's February 1999 restructuring plan, as discussed below. Professional services expenses represented 123% and 91% of professional services revenues for the first quarter of 1999 and 1998, respectively. Expenses as a percentage of revenues increased due to the decline in marketplace demand for the Company's training and educational services as discussed above, as well as higher expenses resulting from an increased number of consultants. In addition, reduced expenses resulting from the Company's February 1999 restructuring plan were not yet fully realized during the first quarter of 1999.

   Product Development and Support. Product development and support expenses for the first quarter of 1999 were $76,034,000, an increase of $17,622,000, or 30%, as compared with $58,412,000 for the first quarter of 1998. The increase in these expenses during the first quarter of 1999, as compared with the first quarter of 1998, was primarily attributable to increases in the number of product development and support personnel and increases in information technology support costs. Product development and support expenses represented 45% and 30% of total revenues in the first quarter of 1999 and 1998, respectively. The increase in expenses as a percentage of revenues was primarily due to lower revenues as a result of the proposed acquisition of the Company by Computer Associates as discussed above.

   For the first quarter of 1999 and 1998, the Company capitalized $9,817,000 and $10,622,000, respectively, of software development costs, net of related amortization expense, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed."

   Sales and Marketing. Sales and marketing expenses for the first quarter of 1999 were $96,138,000, an increase of $31,985,000, or 50%, as compared with $64,153,000 for the first quarter of 1998. The increase in these expenses during the first quarter of 1999, as compared with the first quarter of 1998, was primarily attributable to costs related to the significant expansion of the domestic and international outside sales force, as well as an increase in expenses related to marketing promotions and advertising campaigns due to a change in the Company's timing of marketing initiatives. Sales and marketing expenses represented 57% and 33% of total revenues for the first quarter of 1999 and 1998, respectively. The increase in sales and marketing expenses as a percentage of total revenues during the first quarter of 1999, as compared with the first quarter of 1998, was attributable to lower revenues as a result of the proposed acquisition of the Company by Computer Associates as discussed above and the aforementioned increases in sales and marketing expenses.

   General and Administrative. General and administrative expenses for the first quarter of 1999 were $18,806,000, an increase of $3,399,000, or 22%, as compared with $15,407,000 for the first quarter of 1998. The increase in general and administrative expenses was primarily attributable to higher employee-related expenses, as well as increases in legal expenses related to certain ongoing legal proceedings. General and administrative expenses represented 11% and 8% of total revenues for the first quarter of 1999 and 1998, respectively. The increase in general and administrative expenses as a percentage of total revenues during the first quarter of 1999, as compared with the first quarter of 1998, was primarily attributable to lower revenues as a result of the proposed acquisition of the Company by Computer Associates as discussed above.

   Special General and Administrative Charges. The Company incurred special general and administrative charges of $40,688,000 during the first quarter of 1999. The Company did not incur special general and administrative charges during the first quarter of 1998. Special general and administrative charges included a $20,000,000 negotiation fee to Computer Associates as required by the merger agreement among the Company, Computer Associates and HardMetal, Inc. The remainder of the special general and administrative charges were principally the result of the reevaluation by the Company of the fair value of certain assets acquired from prior acquisitions that were impacted by the Company's restructuring plan. Specific assets that were deemed to have no future value were written off during the first quarter of 1999.

   Restructuring Charges. During February of 1999, the Company executed a restructuring plan to streamline operations, increase profitability and deliver greater value to customers and shareholders. The Company streamlined product development into two major business units as compared with four previous business units; consolidated offices which were close in proximity; realigned resources to focus on areas that are most strategic to the Company's customers and core business; and aligned the sales support and consulting resources to provide each customer with a single point of contact and better support the field sales organization and customers. The restructuring plan resulted in the reduction of the Company's worldwide workforce by approximately 15%, or approximately 1,000 people.

   The Company recorded a one-time charge of $136,338,000 during the first quarter of 1999 related to the restructuring plan. The restructuring charge included the following expenses: $47,213,000 for facility-related costs, including a reserve for estimated lease obligations associated with the closing of office facilities; $17,825,000 for write-offs of equipment, furniture and fixtures no longer in use; $58,755,000 for write-offs of capitalized software costs and other intangible assets related to the termination of development efforts for certain discontinued products, as well as penalties for the cancellation of distributorship agreements for such products; and $12,545,000 for severance and other employee-related costs of the terminated staff.

   As of March 31, 1999, the Company had $79,001,000 of accrued restructuring costs. These accrued restructuring costs included accruals related to the Company's 1997 restructuring plan and the 1996 restructuring plan of LBMS, a wholly-owned subsidiary of the Company (acquired during 1998). During the first quarter of 1999, the Company paid out approximately $11,827,000 and incurred approximately $60,091,000 of non-cash charges related to the restructuring. The Company estimates that approximately $29,712,000 of the accrued restructuring costs will be paid by March 31, 2000, $12,962,000 during the remainder of 2000, $15,307,000 during 2001, $8,054,000 during 2002, $5,059,000 during 2003 and
$7,907,000 after 2003.

   Merger Costs. Merger costs were $23,679,000 for the first quarter of 1999. Merger costs related to the acquisition of Memco, which was accounted for as a pooling-of-interests, and include investment banking and other professional fees, employee severance payments, costs of closing excess office facilities and various other expenses. The Company did not incur merger costs during the first quarter of 1998.

 Operating Income (Loss)

   The Company incurred an operating loss of $290,052,000 during the first quarter of 1999, compared with operating income of $2,039,000 during the first quarter of 1998. The Company had operating margins of (171)% and 1% in the first quarter of 1999 and 1998, respectively. Excluding Special Charges, the Company would have reported an operating loss of $(89,347,000) and an operating margin of (53)% in the first quarter of 1999. The Company did not incur Special Charges in 1998. For all expense categories (professional services, product development and support, sales and marketing, and general and administrative), the Company experienced an increase in expenses as a percentage of total revenues during the first quarter of 1999, as compared with the first quarter of 1998, as discussed above.

 Other Income (Expense), Net

   Other expenses, net, for the first quarter of 1999 were $1,097,000 as compared with other income, net, of $119,000 for the first quarter of 1998. The decrease in other income was primarily attributable to reduced interest income as a result of declines in interest-earning balances during the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998.

 Income Taxes

   The Company's effective tax rate for the first quarter of 1999 and 1998, excluding the Federal tax effect of Special Charges, was 28% and 46%, respectively. For the first quarter of 1999, the Company reported an income tax benefit of $25,125,000 on a pre-tax loss of $291,149,000. The Company reported an income tax expense of $989,000 on pre-tax income of $2,158,000 for the first quarter of 1998. The Company's effective tax rate for the first quarter of 1998 reflects the non-recognition by LBMS of a tax benefit on its loss.

 Net Income (Loss)

   For the reasons discussed above, the Company incurred a net loss of $266,024,000 in the first quarter of 1999, compared with net income of $1,169,000 in the first quarter of 1998.

Liquidity and Capital Resources

   As of March 31, 1999, the Company held approximately $267,636,000 of cash, cash equivalents and investments, as compared with $341,534,000 as of December 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents decreased $19,445,000, from $226,252,000 at the beginning of the period to $206,807,000 at the end of the period. This decrease was primarily attributable to cash used in operating activities of $19,953,000, payments for acquisitions of $32,231,000, purchased and developed software of $19,466,000 and purchases of property and equipment of $15,951,000, partially offset by maturities of investment securities of $53,195,000 and cash provided by financing activities of $12,598,000. For the first quarter of 1998, cash and cash equivalents decreased $11,605,000, from $241,804,000 at the beginning of the period to $230,199,000 at the end of the period. Cash used in investing activities of $50,149,000 was partially offset by cash provided by the exercise of stock options and through the Company's employee stock purchase plan of $27,613,000 and cash provided by operating activities of $11,389,000.

   In recent years, the Company's sources of liquidity have primarily been funds from capital markets and sales of installment receivables. The Company's capital requirements are primarily dependent on management's business plan regarding the levels and timing of investments in existing and newly acquired businesses and technologies. These plans and the related capital requirements may change based upon various factors, such as the Company's strategic opportunities, developments in the Company's markets, the timing of closing and integrating acquisitions and the conditions of financial markets. Should the proposed acquisition of the Company by Computer Associates not occur, the Company's liquidity would be materially adversely affected. The Company may need to seek additional sources of liquidity beyond cash flows from operations or sales of installment receivables should the proposed acquisition of the Company by Computer Associates not occur or be postponed significantly beyond the anticipated closing date.

   The Company had trade and installment accounts receivable, net of allowances, of $306,971,000 and $420,529,000 at March 31, 1999 and December 31, 1998, respectively. The Company sells software products and services to customers in diversified industries and geographic regions and, therefore, has no significant concentration of credit risk. Historically, a substantial amount of the Company's revenues have been recorded in the third month of any given quarter, with a concentration of such revenues in the last week of the third month. This trend results in a high balance of accounts receivable relative to reported revenues at the end of any quarterly reporting period.

   The Company sells a significant portion of its installment receivables to third parties. Installment receivables represent amounts collectible on long-term financing arrangements and include fees for product licenses, upgrades and maintenance, sometimes also bundled with professional services contracts. Installment receivables are generally financed over five years, with interest payable on the license and upgrade portions only. Over the previous three years, the Company executed an increasingly greater number and higher dollar value of sales transactions having long-term financing arrangements, primarily attributable to sales of product bundles and integrated product suites. Consequently, the Company's volume of installment receivable sales increased significantly over the previous two years.

   During the first quarter of 1999, the Company and a major financial services company announced the formation of a new finance entity, PLATINUM technology Global Finance ("Global Finance"). Global Finance was established to provide the Company's enterprise software customers with customized solutions designed to better control and reduce their overall information technology costs. The Company anticipates that the operations of Global Finance will result in the direct financing of the receivables of the Company's customers by Global Finance, as compared with the Company's current practice of recording and subsequently selling certain installment receivable balances. Global Finance was not yet operational as of March 31, 1999.

   The Company receives proceeds equal to the entire installment receivable balance sold to a third party finance company, net of an amount representing the interest to be earned by the finance company. The finance company collects customer remittances over the term of the agreement. Proceeds from the sale of receivables were approximately $82,000,000 and $60,000,000 for the first quarter of 1999 and 1998, respectively.

   The Company has an agreement with a third party that provides for potential recourse obligations in the form of a loss pool based on the performance of the related accounts receivable portfolio. Under the terms of that agreement, potential recourse obligations at March 31, 1999 were approximately $18,000,000. There were no accounts receivable sold with recourse during the first quarter of 1999 or 1998. Based on the credit ratings of the underlying obligors to the accounts receivable and the performance history of the accounts receivable portfolio, the Company has assessed the exposure related to these recourse obligations and does not expect the potential liability to have a material adverse effect on the Company's future results of operations.

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

   The Company had long-term acquisition-related payables of $1,389,000 and $6,388,000 and other long-term obligations of $268,727,000 and $267,685,000 as of March 31, 1999 and December 31, 1998, respectively. The convertible subordinated notes issued by the Company in November 1996 and December 1997 constituted the majority of the balances in long-term obligations at March 31, 1999 and December 31, 1998. The Company completed an offering of convertible subordinated notes due December 15, 2002 in December 1997 (the "1997 Notes"). The 1997 Notes bear interest at 6.25% annually, and the holders of the 1997 Notes have the option to convert them into shares of the Company's Common Stock, at any time prior to maturity, at a conversion price of $36.05 per share. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time during the 12-month period commencing December 15, 2000 at 102.5% of their principal amount and during the 12-month period commencing December 15, 2001 at 101.25% of their principal amount. The Company received proceeds, net of issuance costs, of $144,967,000 from the offering of the 1997 Notes. The Company completed an offering of convertible subordinated notes due November 15, 2001 in November 1996 (the "1996 Notes"). The 1996 Notes bear interest at 6.75% annually, and the holders of the 1996 Notes have the option to convert them into shares of Common Stock, at any time prior to maturity, at a conversion price of $13.95 per share. The 1996 Notes are redeemable at the option of the Company, in whole or in part, at any time during the 12-month period commencing November 15, 1999 at 102.7% of their principal amount and during the 12-month period commencing November 15, 2000 at 101.35% of their principal amount. The Company received proceeds, net of issuance costs, of $110,783,000 from the offering of the 1996 Notes. Each holder of the 1996 Notes and the 1997 Notes will have the right to require the Company to repurchase all or some of the Notes held by such holder if the tender offer by HardMetal, Inc. is completed. In addition, if the Company merged into HardMetal, Inc., each Note would be convertible by HardMetal, Inc. only into cash.

   The Company currently has total debt service obligations of approximately $28,000,000 for the remainder of 1999, consisting primarily of obligations to pay interest on the 1996 Notes and the 1997 Notes, as well as acquisition-related payables. Based on current outstanding indebtedness, the Company estimates its debt service requirements to be approximately $18,000,000, $133,000,000 and $159,000,000 for 2000, 2001 and 2002, respectively, which amounts include the outstanding principal balance of the 1996 Notes in 2001 and the outstanding principal balance of the 1997 Notes in 2002.

   The Company currently has an unsecured bank line of credit for an aggregate of $65,000,000 with American National Bank and Trust Company of Chicago, under which borrowings bear interest at rates ranging from approximately LIBOR plus 1.25% to the bank's prime rate. As of May 10, 1999, the Company had $20,000,000 in outstanding borrowings under this line of credit. The Company also had aggregate letters of credit outstanding for approximately $6,881,000, with expiration dates ranging from July 1999 to June 2000. These letters of credit reduce the balance available under this line of credit. Under the credit agreement, the Company has agreed: (i) to maintain a ratio of current assets to current liabilities of at least 1.0 to 1.0; (ii) to maintain a tangible net worth (as defined in the agreement) of not less than $275,000,000; and (iii) to maintain a ratio of total liabilities to tangible net worth (as defined in the agreement) of not more than 1.0 to 1.0. Additionally, the Company has a line of credit with Fuji Bank for approximately $2,074,000 (based upon current exchange rates), under which borrowings bear interest at a rate of 2.125%. As of May 10, 1999, the Company had outstanding borrowings of approximately $1,037,000 under this line of credit.

Foreign Currency Exchange Rates

   Historically, the Company has derived a significant portion of its revenues from international sales. The Company's total level of foreign sales and the profitability of these sales could be materially adversely affected by exchange rate fluctuations. To date, fluctuations in foreign currency exchange rates have not had a material effect on the Company's results of operations or liquidity. However, the Company closely monitors its foreign operations and net asset position to ascertain the need for hedging foreign currency exchange risk. Since 1997, the only exposure related to foreign currency exchange for which the Company has considered hedging appropriate has been related to short-term intercompany balances. These non-functional currency balances are hedged by purchases and sales of forward exchange contracts to reduce this exchange rate exposure. At March 31, 1999, the Company held an aggregate of approximately $25,922,000 in notional amount of forward exchange contracts. In connection with the proposed acquisition of the Company by Computer Associates, the Company reassessed its foreign currency exchange rate hedging practices and ceased such hedging activities in April 1999.

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

 Compliance of the Company's Products

   The Company believes that substantially all of the products that it currently sells or maintains are now Year 2000 compliant. These products have met rigorous compliance criteria and have undergone extensive testing to detect any Year 2000 failures. In general, these Year 2000 compliance efforts have been part of the Company's ongoing software development process, and the Company estimates that the associated incremental costs have totaled less than $15,000,000. Despite these efforts, certain of the Company's products may contain undetected Year 2000 problems, and some customers of the Company who have discontinued maintenance are running old product versions that are not compliant.

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

   The Company believes that its Year 2000 internal systems and technical infrastructure compliance program is approximately 85% complete and that the remainder will be completed well in advance of January 1, 2000. This program includes eight phases: (1) inventorying of all of the Company's software and hardware (completed); (2) identifying and testing all internal mission critical business applications and correcting any Year 2000 problems in these applications (completed with the exception of one application which is expected to be completed by the end of May 1999); (3) identifying the interfaces from the mission critical business applications to third party systems and confirming the compliance of these third party systems (completed with the exception of one interface which is expected to be completed by the end of May 1999); (4) identifying critical vendors in purchasing and travel (vendor questionnaire responses are now being reviewed); (5) informing the Company's internal user community about this Year 2000 program (an intranet site has been established and is regularly updated); (6) educating the Company's internal user community about Year 2000 issues and monitoring user compliance (in progress since fourth quarter of 1998); (7) identifying noncritical vendors and confirming their Year 2000 compliance (planned for the second quarter of 1999); (8) preparing contingency plans for mission critical business applications, technical infrastructure and critical vendors (in progress and expected to be completed by September 1999).

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

   The Company believes that, although its risk of operational disruption from systems failures due to Year 2000 problems is minimal, the Company could suffer adverse consequences as a result of interruptions in electrical power, telecommunications or other critical third party infrastructure services. In a worst case scenario, Company computer systems could be rendered inoperable, and the Company could be unable to develop or support its products. The Company has developed a specific contingency plan to deal with these issues. This plan provides for generator power backup at selected key locations and the use of cellular phones and other hand-held communication devices.

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

Safe Harbor Provision

   This Form 10-Q contains certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance or business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include uncertainties relating to the transactions with Computer Associates; the Company's ability to develop and market existing and acquired products for the IT infrastructure market; the Company's ability to successfully implement its 1999 restructuring plan; risks related to the Year 2000 challenge; the Company's ability to successfully integrate its acquired products, services and businesses; the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the IT infrastructure and professional services markets; currency exchange rate fluctuations, collection of receivables, compliance with foreign laws and other risks inherent in conducting international business; risks associated with conducting a consulting services business; the risk of damage claims and costs resulting from product defects; general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services; charges and costs related to acquisitions; and the Company's ability to protect its proprietary software rights from infringement or misappropriation, to maintain or enhance its relationships with relational database vendors, and to attract and retain key employees. Except as required by the federal securities laws, the Company assumes no obligation to update or revise these forward-looking statements to reflect new events or changed circumstances.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

   To mitigate risk associated with the investment portfolio, the Company invests only in securities that have been rated as high quality by national rating agencies. The vast majority of these securities have a maturity date within six months. The portfolio is reviewed on a periodic basis and subsequently adjusted in the event that the credit rating of any security held in the portfolio has deteriorated. Amounts invested with any one issuer are limited to reduce default risk. Only securities with active secondary markets are purchased to ensure future liquidity.

   Foreign Currency Exchange Risk--The Company conducts business on a global basis through subsidiaries in multiple countries utilizing major international currencies. The Company is, therefore, exposed to movement in currency exchange rates. The Company maintained a program, utilizing forward foreign exchange contracts, designed to hedge currency exposures related to certain nonfunctional assets and liabilities resulting from intercompany balances. In connection with the proposed acquisition of the Company by Computer Associates, the Company reassessed its foreign currency exchange rate hedging practices and ceased such hedging activities in April 1999.

   Gains and losses on the foreign exchange forward contracts are included in other income and offset foreign exchange gains and losses from the revaluation of intercompany balances denominated in currencies other than the functional currency of the reporting entity. The forward contracts generally have a maturity of one month and are executed only with major financial institutions.

   Equity Price Risk--The Company has several minimal investments in the marketable equity securities of publicly traded companies. All of these investments, as of March 31, 1999, were considered available-for-sale, with any unrealized gains or losses deferred as a component of stockholders' equity.

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

   As of March 31, 1999, the following amounts represented the potential loss in fair value that the Company could incur from adverse changes in interest rates, foreign exchange rates or equity prices for a one-day period.

                                                               Time   Confidence
      Value at Risk Amount                            Amount Interval   Level
      --------------------                            ------ -------- ----------
                                                            (in thousands)
        Interest rate sensitive instruments..........  $501   1 day       95%
        Foreign exchange sensitive instruments.......    20   1 day       95
        Equity price sensitive instruments...........    62   1 day       95

                          PART II--OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. Management currently believes the ultimate outcome of such matters will not have a material adverse effect on the Company's results of operations or financial position.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   A. Exhibits

     Exhibit 2.1  Agreement and Plan of Merger among Computer Associates,
                  HardMetal, Inc. and the Company, dated as of March 29, 1999, incorporated by reference to Exhibit 1 to the Company's
                  Schedule 14D-9 Solicitation/Recommendation Statement, filed
                  April 5, 1999 (the "14D-9").

     Exhibit 4.1  Rights Agreement Amendment between Harris Trust and Savings
                  Bank and the Company, dated as of March 29, 1999, incorporated by reference to Exhibit 6 to the 14D-9.

     Exhibit 10.1 Agreement granting certain option and proxy rights among
                  HardMetal, Inc., Andrew J. Filipowski, Paul L. Humenansky and
                  Michael Cullinane, dated as of March 29, 1999, incorporated by reference to Exhibit 2 to the 14D-9.

     Exhibit 10.2 Consulting and Non-Competition Agreement between Andrew J.
                  Filipowski and the Company, dated as of March 29, 1999, incorporated by reference to Exhibit 3 to the 14D-9.

     Exhibit 10.3 Consulting and Non-Competition Agreement between Michael
                  Cullinane and the Company, dated as of March 29, 1999, incorporated by reference to Exhibit 4 to the 14D-9.

     Exhibit 10.4 Consulting and Non-Competition Agreement between Paul L.
                  Humenansky and the Company, dated as of March 29, 1999, incorporated by reference to Exhibit 5 to the 14D-9.

     Exhibit 11   Basic and Diluted Earnings Per Share Calculations.

     Exhibit 15   Acknowledgment of Independent Certified Public Accountants
                  Regarding Independent Auditors' Review Report.

     Exhibit 27   Financial Data Schedule.

   B. Reports on Form 8-K:

     The Company filed a current report on Form 8-K dated January 19, 1999, pursuant to Items 5 and 7 thereof, to report the Company's filing of a press release to announce the Company's name change and certain internal corporate structural changes.

     The Company filed a current report on Form 8-K dated January 26, 1999, pursuant to Items 5 and 7 thereof, to report the Company's filing of a press release to announce the Company's preliminary unaudited results of operations for the quarter ended December 31, 1998.

     The Company filed a current report on Form 8-K, dated February 9, 1999, pursuant to Items 5 and 7 thereof, to report the Company's filing of a press release to announce the Company's unaudited results of operations for the quarter ended December 31, 1998.

     The Company filed a current report on Form 8-K, dated February 23, 1999, pursuant to Items 5 and 7 thereof, to report the Company's filing of a press release to announce the Company's restructuring plan to streamline operations, increase profitability, and deliver greater value to customers and stockholders.

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

Date: May, 14, 1999

                                                 /s/ Michael P. Cullinane
                                          By: _________________________________
                                                   Michael P. Cullinane
                                              Executive Vice President, Chief
                                                         Financial
                                             Officer (principal financial and
                                                        accounting
                                             officer) Treasurer and a Director

Date: May 14, 1999